Form 10-K405
period 1996-12-31
MEDICAL MANAGER CORP
filed 1997-04-10
CIK 1022147

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

     (MARK ONE)
         [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                       EFFECTIVE OCTOBER 7, 1996)

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                OR

        [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       FOR THE TRANSITION PERIOD FROM ___________________ TO
                       _______________

                        COMMISSION FILE NUMBER: 0-29090

                          MEDICAL MANAGER CORPORATION
              (Exact name of registrant as specified in its charter)

                    DELAWARE                                              59-3396629
        (State or other jurisdiction of                                (I.R.S. Employer
         incorporation or organization)                              Identification No.)

 3001 NORTH ROCKY POINT DRIVE EAST -- SUITE 100                             33607
                 TAMPA, FLORIDA                                           (Zip Code)
    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (813) 287-2990

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

             The Registrant became subject to such filing requirements
                             on January 29, 1997.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 31, 1997 was $79,514,392.

     Number of shares of the Registrant's common stock outstanding as of March 31, 1997 was 17,705,470.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Financial statements of four of the Founding Companies included in the Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 8, 1997 are incorporated by reference herein.
================================================================================

                          MEDICAL MANAGER CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   18
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   19

                               PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   19
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   22
Item 8.   Financial Statements and Supplementary Data.................   29
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   29

                               PART III
Item 10.  Directors and Executive Officers of the Registrant..........   30
Item 11.  Executive Compensation......................................   31
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   34
Item 13.  Certain Relationships and Related Transactions..............   35

                               PART IV
Item 14.  Exhibits, Financial Statements Schedules, and Reports on
          Form 8-K....................................................   37

                                     PART I

ITEM 1. BUSINESS

     Medical Manager Corporation ("MMC") was founded in July 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager(R) software, a leading physician practice management system for independent physicians, physician groups, MSOs, IPAs, managed care organizations and other providers of health care services in the United States. Simultaneously with the consummation of the initial public offering of the common stock of MMC (the "Offering"), MMC acquired in separate mergers (the "Mergers") the following companies: Personalized Programming, Inc., Systems Plus, Inc., National Medical Systems, Inc., RTI Business Systems, Inc. and Systems Management, Inc. (collectively, the "Founding Companies"), which became separate, wholly-owned subsidiaries of MMC (collectively, the "Company").

FOUNDING COMPANIES

     PERSONALIZED PROGRAMMING, INC.

     Personalized Programming, Inc. was founded in 1981 and is the developer of The Medical Manager practice management system. In March 1997, Personalized Programming, Inc. changed its name to Medical Manager Research & Development, Inc. (hereinafter referred to as "PPI"). Its progressive and innovative approach to computer programming has made it a leader in the health care information industry. PPI's research and development staff works closely with its installed client base and academic institutions to ensure that the product reflects the latest technologies, changes in health care industry practices and modifications to state and federal governmental regulations. PPI pioneered electronic claims submission software as well as electronic data interfaces that allow a direct interchange of data with hospitals, laboratories, pharmacies and other health care providers. PPI representatives serve on the President's Workgroup for Electronic Data Interchange and the American National Standards Institute ("ANSI X12") committee. Its research and development facility is located in Alachua, Florida. Michael A. Singer, the founder of PPI, has been employed by PPI since its inception and has signed a five-year employment agreement with the Company to be Chairman of the Board and Chief Executive Officer of the Company and to continue as President and Chief Executive Officer of PPI.

     SYSTEMS PLUS, INC.

     Systems Plus, Inc. was founded in 1980 and is principally responsible for sales and marketing of The Medical Manager (hereinafter referred to as "SPI"). Systems Plus, Inc. intends to change its name to Medical Manager Sales & Marketing, Inc. SPI coordinates the sales, support and training activities of approximately 180 independent dealers. It markets products, conducts user and dealer training programs, provides technical support and performs quality assurance testing of The Medical Manager software prior to general release. SPI also conducts market research, develops arrangements with providers of complementary products and services, and directs national advertising, press and media relations. SPI represents The Medical Manager at major regional and national trade shows and hosts user events such as Basic and Advanced Training Seminars and its annual MSO Users Conference. SPI is based in Mountain View, California. Richard W. Mehrlich, the President of SPI, has been employed by SPI since its inception and has signed a five-year employment agreement with the Company to be Executive Vice President of Sales and Marketing of the Company and to continue as President and Chief Executive Officer of SPI.

     NATIONAL MEDICAL SYSTEMS, INC.

     National Medical Systems, Inc. was founded in 1994 and is a national dealer for The Medical Manager system. In March 1997, National Medical Systems, Inc. changed its name to Medical Manager Southeast, Inc. (hereinafter referred to as "NMS"). Based in Tampa, Florida, NMS maintains six offices located in various regions of the United States that market, install and support The Medical Manager and related hardware and software. John H. Kang, the President of NMS, has been employed by NMS for two years and has signed a five-year employment agreement with the Company to be President of the Company and to continue as President of NMS.

     RTI BUSINESS SYSTEMS, INC.

     RTI Business Systems, Inc. was founded in 1988 and is a regional dealer for The Medical Manager system in the Northeastern region of the United States. In March 1997, RTI Business Systems, Inc. changed its name to Medical Manager RTI, Inc. (hereinafter referred to as "RTI"). It is based in Albany, New York. Henry
W. Holbrook, President and Director of Sales and Marketing of RTI, has been with RTI since its inception and has signed a five-year employment agreement with the Company to be Vice President -- Northeast Region of the Company and to continue as President and Director of Sales and Marketing of RTI.

     SYSTEMS MANAGEMENT, INC.

     Systems Management, Inc. was founded in 1987 and is a regional dealer for The Medical Manager system in the Midwestern region of the United States. In April 1997, Systems Management, Inc. changed its name to Medical Manager Systems Management, Inc. (hereinafter referred to as "SMI"). Its headquarters are in South Bend, Indiana. Thomas P. Liddell, a founder of SMI, has been employed by SMI since its inception and has signed a five-year employment agreement with the Company to be Vice President -- Midwest Region of the Company and to continue as President of SMI.

SUMMARY OF THE TERMS OF THE MERGERS

     Discussions regarding the Mergers and the Offering were begun in early 1996 by NMS with PPI and SPI. Terms for PPI and SPI were determined by arm's-length negotiations between representatives of NMS and each of PPI and SPI, with valuations based primarily on pro forma earnings as compared to comparable companies. Consideration also was given to other assets, such as intellectual property owned by PPI and SPI and dealer contracts. NMS's terms were negotiated with PPI and SPI based on the number of NMS client sites, its national client base, its commitment for capital funding described below, its planned acquisitions and its role as promoter for the proposed transactions.

     In order to obtain a revenue base that would be expected of a publicly-held company, other dealers were considered for the proposed transactions. Representatives of NMS negotiated with other major dealers in the spring and summer of 1996. As of July 31, 1996, RTI and SMI had agreed to participate as Founding Companies. Terms for RTI and SMI were negotiated between representatives of each of them and NMS with valuations based on revenues, number of client sites and pro forma EBITDA.

     In connection with the merger of NMS into a subsidiary of the Company, the stockholders of NMS sold shares of its common stock to Electronic Data Systems Corporation, a Delaware corporation ("EDS"). Pursuant to a Stock Purchase Agreement among NMS, EDS and the Company (the "Stock Purchase Agreement"), EDS purchased a number of shares of common stock of NMS that, upon consummation of the Merger of NMS into a subsidiary of the Company, resulted in the acquisition by EDS of 1,221,896 shares of Common Stock of the Company for an aggregate price of $12,500,000 and a price per share equal to 93% of the initial public offering price of $11.00. EDS is entitled to the same registration rights with respect to the shares of Common Stock of the Company received in the Merger of NMS into a subsidiary of the Company as are afforded to the other stockholders of NMS under the merger agreement entered into among them, NMS, MMC and its acquisition subsidiary. EDS is also entitled to designate an observer to attend all meetings of the Board of Directors of the Company and to get advance notice of all meetings for so long as EDS owns at least 25% of the number of shares of Common Stock of the Company to be owned by it after giving effect to (i) the transactions contemplated by the Stock Purchase Agreement and (ii) such Merger.

     The Company also has agreed in the Stock Purchase Agreement to afford EDS preferential treatment in the creation of an electronic data interchange ("EDI") relationship that leverages the physician base of the Company and EDS's government sector and Blue Cross/Blue Shield relationships. Both parties have agreed that the foregoing relationship will not be to the financial or competitive detriment of the Company. The Company also has agreed that, prior to the first anniversary of the Merger of NMS into a subsidiary of the

Company, it will not enter into any exclusive relationship for EDI services involving the government sector and Blue Cross/Blue Shield unless EDS has publicly announced that it will no longer provide EDI services or, in the good faith judgment of the Company, EDS has materially and repeatedly failed to provide satisfactory services to the Company. The Company and EDS have also agreed to cooperate in good faith to establish a business relationship for the provision of EDI and other services within 90 days of the date of the Merger.

     The following table sets forth the aggregate cash and shares of Common Stock paid by MMC to the stockholders of each of the Founding Companies and their respective percentage ownership of the Common Stock outstanding immediately following the Mergers, based on the initial public offering price of $11.00.

                                                       COMMON                SHARES OF     PERCENTAGE
                                             CASH      STOCK      TOTAL     COMMON STOCK   OWNERSHIP
                                                                 (IN THOUSANDS)
PPI.......................................  $35,062   $ 70,070   $105,132       6,370         36.0%
SPI.......................................    9,350     24,310     33,660       2,210         12.5%
RTI.......................................    1,753      3,850      5,603         350          2.0%
NMS.......................................        0     28,556     28,556       2,596         14.6%
SMI.......................................      779      1,980      2,759         180          1.0%
                                            -------   --------   --------      ------         ----
          Total...........................  $46,944   $128,766   $175,710      11,706         66.1%
                                            =======   ========   ========      ======         ====

INDUSTRY OVERVIEW

     Over the past decade, health care costs in the United States have risen faster than the overall rate of inflation. According to the U.S. Health Care Financing Administration, health care expenditures have increased from less than $250 billion, or approximately 9% of U.S. gross domestic product, in 1980 to almost $1 trillion, or approximately 14% of U.S. gross domestic product, in 1994. This increase has resulted in broad pressures to reduce costs without sacrificing the quality of care and has caused significant changes in the health care industry. While reimbursement for health care has historically been based on a fee-for-service model of payment, managed care organizations and other payors are increasingly utilizing alternative reimbursement models that shift the financial risk of delivering health care from payors to health care providers, including discounted fee schedules, single payment based on diagnosis, capitation and other risk sharing arrangements.

     The ongoing pressure to contain health care costs and the growing administrative burdens placed on medical practices have caused physicians to join together in group practices to share administrative costs and achieve economies of scale. In addition, other providers and payors are buying and/or managing physician practices and transforming them into integrated delivery systems. The Company believes the movement toward group practices has accelerated the trend toward automation as group practices require the greater efficiency and productivity of more powerful practice management systems. This general increase in the size and complexity of medical practices has created a greater need for analysis of data and production of timely management information reports that allow physicians, other providers of medical care and payors to reach informed conclusions regarding the quality and appropriateness of various procedures and practices.

     The expansion in the number of managed care and third-party payor organizations, as well as additional governmental regulation and the change in reimbursement models, have greatly increased the complexity of pricing practices, billing procedures and reimbursement policies impacting medical practices. Practice management systems help providers reduce the costs and improve the quality of delivering health care services by automating patient care information systems and administrative processes, ensuring timely access to relevant information, streamlining the storage and retrieval of information, and efficiently matching patient needs with available resources. While early systems concentrated principally on patient billing and collection activities, systems are now available that record and store clinical information, automate the processing of insurance and third-party payor claims and integrate the operations of physician practices with larger health care organizations such as hospitals, HMOs and management service organizations.

BUSINESS STRATEGY

     The Company's strategy is to integrate its research and development, marketing, sales and support resources and to build upon its leadership position as the provider of the most widely utilized physician practice management system. Key elements of this strategy include:

          Capitalizing on New Corporate Structure. As a result of the Mergers, the Company expects to achieve significant benefits through a national market presence, centralized client support and the implementation of a national retail pricing structure. While the Founding Companies have worked together successfully for many years, the consummation of the Offering and the Mergers created a vertically integrated entity that has greater financial strength and stability than the individual Founding Companies and that will compete more effectively on national, regional and local levels. In addition, the Company expects to achieve significant cost savings as a result of the consolidation of many of the administrative functions currently handled separately by each of the Founding Companies. The Mergers also allow the Company to further develop its Enterprise Business Group, a national accounts group that assists regional dealers in marketing to, and addressing the support needs of, larger provider organizations such as MSOs, IPAs and managed care organizations. The Company plans to establish local and regional resource centers, supported by centralized corporate and regional operations, including help desks, EDI departments and advanced technical and programming personnel. The Company expects this structure to result in greater overall consistency and a higher level of client support.

          Consolidating and Rationalizing the Distribution Network. The Company intends to consolidate and rationalize The Medical Manager distribution network. Prior to the 1990s, when independent physician practices were most prevalent, the local focus of The Medical Manager independent dealer network effectively addressed the practice management needs of the market. However, due to the numerous trends in the health care industry toward improved efficiency and cost containment, physicians have been forced to consolidate into larger practice organizations. To meet the needs of these larger groups, the Company believes it is necessary to adopt and implement a product distribution strategy that includes the acquisition of dealers in major medical communities and large metropolitan markets. These dealers should enable the Company to market more effectively to larger customers while assisting the remaining independent dealers in conducting their marketing activities. The Company also intends to further standardize the sales and support practices of the independent dealers in order to ensure that The Medical Manager is sold and supported on a consistent and effective basis.

          Increasing Penetration of Management Service Organizations and Other Large Physician Groups. The Company seeks to increase its sales of enterprise-wide systems, products and services to MSOs and large physician groups. As trends in the health care marketplace continue to drive physician affiliations, the Company believes there is significant opportunity to increase its share of this rapidly growing segment of the practice management market. In order to capitalize on these opportunities, the Company has established the Enterprise Business Group to coordinate large group sales and support in conjunction with local and regional dealers. In addition, the Company has enhanced the functionality of The Medical Manager to deliver increasingly comprehensive physician practice management services in enterprise-wide settings. The Company believes that through these efforts it can significantly increase its share of this market segment.

          Cross-Selling Products and Services to Existing Client Base. The Company intends to aggressively cross-sell additional products and services to its existing client base. A majority of the Company's existing clients do not currently use The Medical Manager's entire suite of products and services. Because of its substantial installed base of over 23,600 sites, as well as the modular, integrated product design of The Medical Manager, the Company intends to work with the sales offices to target many of its customers as candidates for cross-selling opportunities, including system upgrades, additional software application modules, services such as hardware and software maintenance, system and process planning, project management, custom programming and EDI capabilities.

          Continuing Development of New Products, Product Enhancements and Services. The Company intends to continue its leadership role in the development and introduction of new products, product enhancements and services for the physician practice marketplace. To do so, the Company intends to continue to commit significant financial and human resources to its research and development efforts. A key focus of the Company's research and development efforts is the further enhancement of The Medical Manager's ability to operate within a variety of integrated delivery environments. The Company's strategic development initiatives include advanced systems, such as a version of The Medical Manager incorporating relational databases, a graphical user interface and enhanced client-server applications. The Company develops new products, product enhancements and services with input from its physician-clients. For 1995 and 1996, the Company's pro forma expenses for research and development were $2.3 million and $3.4 million, respectively, representing 6.2% and 8.0% of the Company's pro forma revenue for those periods.

PRODUCTS

     The Medical Manager is an integrated practice management system encompassing patient care, clinical, financial and management applications. Due to its scalable design, The Medical Manager is a cost-effective solution in a stand-alone or enterprise-wide environment. The Medical Manager is designed to operate on a wide range of hardware platforms, from Intel-based computer systems for small and medium sized practices, to RISC-based systems, such as the IBM RS/6000 and Hewlett-Packard 9000, for larger practices. Its modular, fully integrated product portfolio allows clients to add incremental capabilities to existing information systems while preserving and minimizing the need for capital investments. The latest version of The Medical Manager software, currently in Beta testing, is year 2000 enabled.

     The pricing of The Medical Manager system is a function of the number of modules purchased, the number of users per site, the number of practices, the operating system and the complexity of the installation. Hardware support and services are priced separately from software products and are typically coordinated by the dealer.

     The Medical Manager system provides to physician practices a broad range of patient care and practice management features, including:

                                CORE APPLICATION

     The Medical Manager Core Application includes base financial, clinical and practice management functions.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
The Medical Manager              Provides accounts receivable, insurance billing, basic
                                 appointment scheduling and recalls, clinical history,
                                 financial history, referral of physician information,
                                 encounter form tracking, e-mail, office notes, hospital
                                 rounds and over 150 standard reports.

                               OFFICE MANAGEMENT

     The Medical Manager Office Management application automates the essential administrative tasks of a physician practice.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
Automated Collections            Maintains notes, promise to pay dates, budget payments, next action to be taken indicators and prints collection letters;
                                 automates "tickler" system to alert the user when an account needs attention.

Chart and X-Ray Locator          Tracks the location of a patient's medical and X-ray charts.

Advanced Billing                 Handles sophisticated billing needs, including the necessary collapsing and sorting of charge items into revenue codes
                                 for UB92 billing purposes; also used for the specialized
                                 reporting needs for Workers' Compensation First Report of
                                 Injury.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
Custom Report Writer             Provides access to all data elements of The Medical Manager;
                                 allows for the creation of user defined custom reports.

Multiple Resource Scheduling     Includes multi-resource display, search and posting of
                                 scheduled appointments; coordinates the utilization of exam rooms and equipment and schedules of teams of physicians,
                                 nurses, therapists and others whose services are needed
                                 within a specific time sequence of one another.

Patient Flow Tracking            Allows patient encounters to be tracked from the time the
                                 patient makes the appointment, through encounters in the
                                 waiting room, examination rooms, labs and other areas;
                                 reports on time and resource utilization.

                               DEVELOPMENT TOOLS

     Development Tools allow data to be accessed and manipulated, adding flexibility to the system and allowing for customization to meet specialized needs.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
Data Merge                       A proprietary 4GL type language that allows the Company,
                                 dealers and other qualified programmers to customize
                                 functions and features of The Medical Manager without
                                 changing source code; also supports the exchange of data
                                 between The Medical Manager and hospital, lab, pharmacy and other medical management systems.

                            ELECTRONIC CONNECTIVITY

     Electronic Connectivity supports the electronic submission of claims to payors, and allows for the open exchange of information between various medical institutions as well as the transfer of administrative transactions to support managed care.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
Hospital Information Link        A Data Merge tool that allows hospital interfaces to be
                                 written to local hospital requirements.

HL7 Connectivity Engine          Allows users to provide real time demographic and encounter information to hospitals and other organizations (referred to as "Remotes") and queries the Remote's master patient
                                 index in order to retrieve data on existing patients; also allows the Remote to automatically advise the user site of patient admissions and discharges, changes to
                                 inpatient/outpatient status and changes to patient
                                 demographic information.

Electronic Data Interchange      An interface that provides state of the art connectivity for immediate access to various insurance providers, third-party connectivity networks and other outside facilities; features include pre-authorization status, benefit eligibility,
                                 referral verification and rosters, as well as credit card
                                 and check approval.

Electronic Claims                Supports direct electronic submission of claims to Medicare,
                                 Medicaid, commercial carriers and clearinghouses; expedites insurance payment turnaround time; verifies claims for
                                 accuracy and reports on submitted claims that have been
                                 accepted or rejected; provides a complete audit trail and
                                 reports to ensure that claims have been processed properly;
                                 supports NSF and ANSI national standards.

Electronic Remittance            Used in combination with the Electronic Claims Module to
                                 electronically download Explanation of Benefits ("EOBs")
                                 from Medicare or other claim centers and to post directly
                                 into patients' accounts, thereby saving a substantial amount of data entry time and preventing keying errors.

                           MANAGED CARE APPLICATIONS

     Managed Care applications allow physicians to contain costs and deliver a higher quality of care in the capitated environments.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
Managed Care                     In addition to the managed care features offered in the base system, supports the full functions required to track
                                 incoming as well as outgoing referrals to facilities and
                                 specialists; maintains membership eligibility lists,
                                 capitation payment posting, contract management (including number of visits, allowable time period, procedures and
                                 diagnosis treatment plan) and reporting.

Claims Adjudication              Fully integrated with the Managed Care module, provides full risk management capabilities, including the processing of
                                 received claims, comparing the claim against authorized
                                 services to determine amounts due, generating checks for
                                 payments and producing an EOB; also provides advanced
                                 features in the form of claims repricing, bundling of
                                 services, and provider credentialing.

                             CLINICAL APPLICATIONS

     The Medical Manager Clinical application developments provide fully-integrated components of a patient's medical record that contain the functionality and knowledge bases required in today's practices.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
Quality Care Guidelines          Automates the process of tracking both the curative and
                                 preventative services the practice has specified that it
                                 wishes to perform; provides reports on physician compliance with recommended care guidelines that are based on the
                                 patient's age, sex, diagnoses and other key health factors and are automatically printed with the patient's encounter form. The guidelines are derived from U.S. Preventative
                                 Healthcare Guidelines or other clinical knowledge bases and reflect the practice's own suggested intervals of exams,
                                 tests, injections and other procedures specific to the
                                 individual patient.

Laboratory Interface             Electronically downloads test requests and patient
                                 demographics to a laboratory, and electronically transfers results directly into the patient's file in The Medical
                                 Manager.

Prescription Writer              Provides a full set of tools for managing both the clinical and administrative aspects of the prescription process;
                                 provides for extensive interaction checking, patient
                                 information printouts and prescription history on the drugs being prescribed; administratively reduces physician and
                                 staff time spent preparing and issuing prescriptions.

Pharmacy Interface               Offers a direct electronic link to transfer prescriptions
                                 and handle authorization requests between the Prescription
                                 Writer module and the pharmacy.

Voice Dictation                  Through The Medical Manager's link with Kurzweil Applied
                                 Intelligence software, enables the physician to dictate,
                                 edit and print patient charts and reports; pulls and stores patient and physician information from the patient file into the chart via a single, spoken command.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
View Patient Chart               Brings a snapshot of the patient's medical records to a
                                 single screen and then gives the user instant access to
                                 almost any desired level of underlying detail; allows the
                                 screen to be used for valuable side-by-side analysis of
                                 chart data.

Medical Records                  Designed to provide maximum flexibility and speed in
                                 creating, storing and retrieving whatever medical
                                 information the practice wishes to maintain on each patient, fully integrated with the product's clinical history, this application addresses the four fundamental issues concerning medical records: creation and maintenance of medical
                                 records, simultaneous access to patient records, remote
                                 access and data for analysis. Includes patient encounter
                                 knowledge base and generates automated progress notes.

                             MSO ENTERPRISE SYSTEM

     The MSO Enterprise system addresses the needs of the MSO market by providing enterprise-wide solutions for the management of integrated provider networks.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
MSO Enterprise Manager           Provides the MSO or multi-practice environment with central administration of multiple practices, enterprise-wide
                                 roll-up reports, a master patient index for automatic
                                 synchronization of demographic data-updates and remote
                                 access across multiple systems.

                        DIALYSIS VERTICAL MARKET OPTION

     The Medical Manager Dialysis Vertical Market Option expedites the repetitive process of posting dialysis patients' weekly treatments.

            PRODUCT                                      DESCRIPTION
-------------------------------  ------------------------------------------------------------
Dialysis Calendar Posting        Using a calendar posting screen, automates and reduces the repetitive, recurring posting dictated by dialysis
                                 treatment.

CLIENT SERVICES

     The Company's Client Services Division provides a wide range of services to the entire client base to ensure customer satisfaction and maximize the utility of The Medical Manager system. These services include both fundamental and value-added services as described below:

           Implementation Services. These services include planning, design and installation of software, hardware and network solutions for stand-alone practices to enterprise-wide environments. To ensure customer satisfaction, the Company utilizes a team approach involving technical and professional staff members who have a broad array of technical and business expertise. This team approach includes project engineering, business redesign and practice staff re-education. A client relationship manager, part of the team from the outset, works with the client throughout the life of the contract.

          Support Services. A critical element in assuring proper use of and satisfaction with the Company's products involves ongoing support services provided to the end-users. The Company provides to its clients continuing software and hardware support under agreements that typically have a one year term. These agreements provide for general support via help desks, error corrections to software, remote diagnostics and on-site hardware and software technicians. Support services are provided during normal business hours and can be expanded to include seven days a week, 24 hour coverage. As of December 31, 1996, the Company had 180 full-time employees devoted to providing support services to its customer base.

          Value-Added Services. The Company advises its enterprise-wide clients on how best to bring together disparate physician practices into an integrated health care delivery network. The Company works in partnership with its client's clinical and administrative management in the areas of patient and workflow redesign, job function review and re-education, standardization consultation, project engineering, timeline and resource management and ongoing relationship management. The Company and many of its independent dealers maintain substantial resources capable of providing custom programming solutions for a broad range of client requests. Many of these solutions may be generated at the regional and local levels using the Company's Data Merge language, which allows modification to be made without changing source code.

          Training and Continuing Education. The Company believes initial and continuing education are key components in ensuring customer satisfaction and retention and, accordingly, has devoted significant resources to its Educational Services Division. Because the Medical Manager has been in use for 14 years, a substantial amount of experience and expertise has been gained by the Company's training staff in optimizing methodology and curriculum to achieve the best results. As of December 31, 1996, the Company had 15 full-time employees in its Education Services Division. Training methods include classroom and computer-based training, on-site visits for system setup and review and video training tapes available on selected modules. The Company also assists its clients in developing their own training staff, materials and guidelines. Continuing education programs, a quarterly newsletter and user group conferences are sponsored by the Company, providing the user with valuable information as well as an opportunity for the Company to demonstrate new enhancements and features of the product. The Company makes available to clients extensive user documentation and reference manuals including, among others, installation guides, advanced system manuals, a custom report writer manual and an MSO implementation workbook.

SALES AND MARKETING

     The Company sells its products and services nationally through a direct sales organization consisting of 57 sales personnel, as well as through its independent dealer network of approximately 180 dealers. This distribution effort is responsible for sales to new clients, ranging in size from solo practitioners to enterprise-wide clients, and follow-on sales of upgrades and enhancements to existing clients. To enhance the effectiveness of its selling effort, the Company provides its sales force and independent dealer network with
(i) comprehensive training in the Company's products and services; (ii) marketing materials; and (iii) on-going support.

     Small and medium-sized sales, routinely handled by the direct sales force and independent dealers, generally involve a sales cycle of 30 to 60 days. Larger sales, managed by the Enterprise Business Group, typically involve a Request For Proposal process which lengthens the sales cycle to 60 to 90 days or longer. Hardware and software maintenance agreements are generally renewed on an annual basis. Standard payment terms are 50% due upon system order with the balance due upon completion of system installation.

     To address the more complex needs of larger potential clients, the Company has formed the Enterprise Business Group. The Group coordinates the Company's sales effort for large clients (such as MSOs, IPAs and managed care organizations) and assists in the implementation of systems and the maintenance of ongoing client relationships. Many of the independent dealers are experienced in selling to and supporting enterprise wide clients. The Company intends to continue to utilize the Enterprise Business Group to assist local and regional dealers in these efforts. At the enterprise-wide client level, relationship managers work with the client throughout the contract term to keep informed of customer expectations and help ensure customer satisfaction.

     The Company generates sales leads through referrals from customers and management consultants, responses to requests for proposals, strategic alliances with complementary companies, the Company's Internet web sites and associated links, industry seminars, trade shows, direct telephone and mail campaigns and advertisements in trade journals.

     In order to capitalize on opportunities to cross-sell its products and services to existing clients, the Company maintains contacts with its clients at the local, regional and national levels through electronic mail links on its Internet web sites, monthly and quarterly newsletters, technical updates, product release bulletins, user meetings, training seminars, industry conferences and market-specific seminars, such as its MSO User

Conference. The Company also works with certain of its client base on the selection, implementation, use and benefits derived from the product and publishes these as Client Profiles, providing both the client and the Company with market exposure and the opportunity to share successes.

     An educational license of The Medical Manager physician practice management system has been utilized to teach office automation within the medical field for more than eight years. The system has been installed in vocational schools, junior colleges and universities nationwide. Delmar Publishers Inc., one of the leading educational textbook publishers in the country, markets a student textbook and instructor's manual for courses that teach computer skills in the medical field, using The Medical Manager. Since 1988, more than 400 site licenses of the educational version have been sold.

DISTRIBUTION NETWORK

     Prior to the 1990s, when independent physician practices were most prevalent, the local focus of independent dealers effectively addressed the practice management needs of the market. However, due to the numerous trends in the health care industry focusing attention on the delivery of high quality and cost effective care (as well as the need to demonstrate such quality and effectiveness), individual physicians and small group practices have been forced to pool their resources in order to compete effectively. As a result, large physician organizations have become much more prevalent in the medical marketplace. To keep pace with the increasingly sophisticated practice management needs of these larger groups, the independent dealers for The Medical Manager have been consolidating in order to build the necessary technical, service and support resources.

     The Company believes that a fundamental and unique strength of The Medical Manager is its nationwide dealer network, which currently includes approximately 180 dealer organizations. As a result of the many years of selling and supporting The Medical Manager product line, the personnel in the Company's dealer network represent a valuable resource. The Company believes that the continued consolidation and rationalization of the dealers for The Medical Manager is a necessary response to changes in the physician marketplace. The Company's strategy for its dealer network includes the acquisition of dealers in strategic markets as well as the rationalization of the remaining independent dealers in order to ensure that The Medical Manager is sold and supported on a consistent and effective basis throughout the dealer network.

     Dealer Acquisitions. The Company believes that it must have representation in all major medical communities and metropolitan markets throughout the country. As a result, the Company's dealer acquisition strategy will focus on acquiring dealerships that have both a strong presence in key markets and demonstrated expertise with The Medical Manager product line.

     Rationalization of Independent Dealers. The Company intends to continue to use its existing network of independent dealers as an integral part of its distribution network for The Medical Manager. The Company will work with its independent dealers to institute a program to standardize hardware configurations, client training programs and service levels developed by the Company. The Company will also provide services to the independent dealers, many of which are unable to provide such resources as independent entities. Such services include: (i) dealer training; (ii) help desks; (iii) advanced technical services, such as custom programming services; and (iv) sales support for large systems sales from the Enterprise Business Group.

RESEARCH AND DEVELOPMENT

     The Company seeks to meet the needs of its clients by continuing to develop new products and enhancements of existing products. Accordingly, the Company believes that continued leadership in the practice management systems industry will require significant additional commitments of resources to research and development. The Company maintains its research and development campus in Alachua, Florida, where development of The Medical Manager began over 14 years ago. As of December 31, 1996, the Company had 55 employees engaged primarily in its research and development efforts.

     The Company's research and development activities involve Company personnel as well as physicians, physician groups practice staff and leading health care institutions. A key goal of current research and development efforts involves adapting The Medical Manager system to operate more effectively within integrated delivery environments. To achieve this goal, the Company is pursuing a strategic development initiative directed toward the development of advanced health care information systems that include a relational database, graphical user interfaces and enhanced client-server applications. The Company's current research and development efforts continue the tradition of The Medical Manager of being a consistent leader in product innovation, as indicated by the following:

     - In 1982, The Medical Manager was first installed.

     - In 1985, The Medical Manager released its electronic media claims module.

     - In 1987, The Medical Manager became the first practice management system to perform electronic claims submission in all 50 states.

     - In 1988, The Medical Manager released its Report Writer Module.

     - In 1990, The Medical Manager released its Data Merge Language module allowing unlimited customization within The Medical Manager without changing the source code.

     - In January 1991, The Medical Manager released its Electronic Remittance module.

     - In June 1991, The Medical Manager became the first practice management system to incorporate EDI with electronic interchange partners.

     - In 1992, The Medical Manager became the first practice management system to introduce electronic interfaces to laboratory systems.

     - In 1994, The Medical Manager announced its Managed Care Module.

     - In January 1995, The Medical Manager released its Quality Care Guidelines module.

     - In May 1995, The Medical Manager released its dialysis posting system.

     - In October 1995, The Medical Manager released an integrated Claims Adjudication System.

     - In November 1995, The Medical Manager announced its MSO Enterprise
      Manager.

     - In April 1996, The Medical Manager announced its prototype HL7 Connectivity Engine.

     - In March 1997, The Medical Manager announced its case management system and released its chemotherapy management system.

     Current focus areas for new product development and enhancement include the following:

  ENTERPRISE SYSTEM

     The Company intends to develop an increasing number of automation tools to support the growing number of integrated health care delivery systems across the nation. Developments within The Medical Manager's MSO Enterprise System are expected to include enterprise appointment and resource scheduling and enterprise communications. In addition, further developments in The Medical Manager's connectivity engines should continue to promote the open exchange of information between medical institutions.

  MANAGED CARE

     Physicians realize that sophisticated health care automation systems are required to support managed care, compete for capitated contracts and contain healthcare costs while providing effective, high quality care. Development efforts within the Managed Care module are expected to result in a product that provides referral outcome reporting that can perform outcome analysis across multiple practices within the provider network. As managed care matures, new markets will be created that require the support of automation. Development efforts within the Managed Care module will be designed to support the evolving subcapitation market by allowing primary care groups to receive the total capitation from a payor and allocate the capitation payment among contracted specialists for services they have provided.

  CLINICAL APPLICATIONS

     The Company recognizes that improvements in the technology that supports the gathering, storing, retrieving and reporting of clinical data and the creation of a sophisticated computerized patient record system are critical to the enhancement and improvement of health care delivery across the nation. As a result, the Company is engaged in efforts to rapidly develop fully-integrated components of a computerized patient record containing functionality and knowledge bases that support the way physicians provide health care services. Research and analysis of various input technologies and devices continue with the goal of providing physicians with usable tools that will allow them to effectively gather and use clinical data at the point-of-care.

  GRAPHICAL USER INTERFACE

     The Company's graphical user interface is currently under development. The Company's development efforts are intended to produce a product that will support users opting to install technology to support a Windows environment, as well as the Company's current installed base, which has a sizeable investment in hardware that supports character based applications.

PROPRIETARY RIGHTS AND LICENSES

     The Company relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect its proprietary rights in its products. The Company distributes its products under software license agreements that grant clients a nonexclusive, nontransferable license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Substantially all current employees involved in product development have signed an assignment of inventions agreement. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. Any infringement or misappropriation of the Company's proprietary software could disadvantage the Company in its efforts to attract and retain new clients in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections afforded to its technology.

GOVERNMENT REGULATION

     The U.S. Food and Drug Administration (the "FDA") has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a draft policy statement relating to picture archiving and communications systems that requires manufacturers of medical image storage devices and related software to submit to the FDA premarket notification applications and otherwise comply with the requirements of the FDC Act applicable to medical devices. Recently, the FDA initiated agency rulemaking to exempt certain medical image management devices from premarket notification procedures. There can be no assurance that such rulemaking will be adopted, and if so, that the rulemaking will apply to the Company's product.

     The Company marketed The Medical Manager with a medical image management capability until recently, when it decided to cease offering this feature after considering the draft policy statement and other regulatory factors. The Company believes that The Medical Manager, when marketed without a medical image management capability, would not be subject to FDA regulation requiring registration, listing, premarket notification or approval and adherence with device good manufacturing practices or medical device reporting requirements. The FDA is currently reviewing its policy for the regulation of computer software and there is a risk that The Medical Manager could in the future become subject to some or all of the above requirements, which could have a material adverse effect on the Company's results of operations, financial condition or business.

     In addition, prior to the decision to remove its medical image management capability, a small number of The Medical Manager systems possessing a medical image capability were sold. While there can be no assurance that the FDA will not take enforcement action with respect to these prior sales, the Company believes that such action is unlikely due to the nature of the product and the small number of units sold with a medical image capability. Enforcement action can consist of warning letters, refusal to approve or clear products, revocation of approvals or clearances previously granted, civil penalties, product seizures, injunctions, recalls, operating restrictions and criminal prosecutions. Any enforcement action by the FDA could have a material adverse effect on the Company's results of operations, financial condition or business.

COMPETITION

     The market for physician practice management systems and services is highly competitive. The Company believes that the principal competitive factors in this market include the functionality and price of the practice management system, the support provided to system users, ongoing research and development efforts and the national presence and financial stability of the seller. The industry is fragmented and includes numerous competitors. The Company believes its principal competitive advantages are the product's substantial installed client base, open system design and advanced features and capabilities, as well as the Company's focus on customer support and training programs and its network of dealers. The Company's principal competitors include other physician practice management system companies, local software companies and other companies that provide information systems to health care providers. Certain of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. In addition, as the market for the Company's products develops, additional competitors may enter the market and competition may intensify.

EMPLOYEES

     At December 31, 1996, the Company employed 355 full-time and five part-time employees. No employees are covered by any collective bargaining agreements. The Company considers its relationships with its employees to be good.

RECENT DEVELOPMENTS

     Subsequent to the consummation of the Offering, MMC executed definitive agreements to acquire the following Medical Manager dealers (the "Proposed Acquisitions"): (i) Adaptive Health Systems of Washington based in Federal Way, Washington; (ii) LSM Computing, Inc. based in Somerville, New Jersey; (iii) Specialized Systems, Inc. based in Van Nuys, California; and (iv) UNICO, Inc. based in Evansville, Indiana. The Proposed Acquisitions are expected to be accounted for using the pooling-of-interests method of accounting. The aggregate consideration payable for the Proposed Acquisitions consists of approximately 994,136 shares of Common Stock. The closings of the Proposed Acquisitions are subject to various conditions, including completion of the Company's due diligence investigation, and such acquisitions are expected to close in April or May 1997.

RISK FACTORS

  ABSENCE OF COMBINED OPERATING HISTORY

     MMC was founded in July 1996 but conducted no significant operations and generated no revenue prior to the closing of the Offering. MMC entered into agreements to acquire the Founding Companies simultaneously with the closing of the Offering. Prior to the closing of the Offering the Founding Companies operated as separate independent entities, and there can be no assurance that the Company will be able to successfully integrate the operations of these businesses or institute the necessary Company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. The Company's management group has been assembled only recently, and there can be no assurance that the management group will be able to successfully manage the combined entity or effectively implement the Company's internal growth strategy and acquisition program or that such strategy will be successful. The pro forma financial results of the Company cover periods when the Founding Companies and MMC were not under common control or management and, therefore, may not be indicative of the Company's future financial or operating results. The inability of the Company to successfully integrate the Founding Companies would have a material adverse effect on the Company's results of operations, financial condition or business and would negatively impact the Company's ability to acquire dealers or otherwise execute its acquisition strategy. See "-- Business Strategy."

  RISKS ASSOCIATED WITH ACQUISITION STRATEGY

     As part of its growth strategy, the Company intends to acquire additional independent dealers of The Medical Manager physician practice management system and complementary technologies. Increased competition for acquisition candidates among the independent dealers may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or profitably integrate and manage additional dealers or complementary technologies, if any, into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, amortization of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's results of operations, financial condition or business. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company and render ineffective the Company's national sales and marketing initiative. In addition, there can be no assurance that the Founding Companies or other dealers or complementary technologies acquired in the future will achieve anticipated revenue and earnings. There also can be no assurance that the existing dealer network will be receptive to the Company's acquisition program or that dealers who are not acquired by the Company will adhere to the Company's marketing, training, support and pricing directives, thereby impairing the Company's plans to rationalize its distribution network. See "-- Business Strategy."

  POSSIBLE NEED FOR ACQUISITION FINANCING

     The Company currently intends to finance future acquisitions by using shares of its Common Stock for all or a substantial portion of the consideration to be paid. In the event that its Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. The Company has negotiated a line of credit of approximately $30.0 million with Barnett Bank of Tampa, and intends to have the line of credit executed and effective by June 1, 1997. There can be no assurance that the Company will be able to obtain any or all the financing it will need on terms it deems acceptable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  DEPENDENCE ON PRINCIPAL PRODUCTS

     The Company currently derives a significant percentage of its revenue from sales of The Medical Manager core system. As a result, any event adversely affecting sales of its core product could have a material adverse effect on the Company's results of operations, financial condition or business. Although the Company, on a pro forma basis, has experienced increasing annual sales, revenue associated with existing products could decline as a result of several factors, including price competition and sales practices. There can be no assurance that the Company will continue to be successful in marketing its current products or any new or enhanced products. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Research and Development."

  DEPENDENCE ON PROPRIETARY SOFTWARE

     The Company's success is dependent to a significant extent on its ability to protect the proprietary and confidential aspects of its software technology. The Company's software technology is not patented and existing copyright laws offer only limited practical protection. The Company relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect its proprietary rights in its products. There can be no assurance that the legal protections afforded to the Company or the steps taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of competitive products or services. The Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing health care information systems increase in complexity and overall capabilities and the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of the Company's management and otherwise have a material adverse effect on the Company's results of operations, financial condition or business. See
"-- Proprietary Rights and Licenses."

  RISKS RELATED TO TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT

     The market for the Company's products is characterized by rapid change and technological advances requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements of existing products. The Company's future success will depend in part upon its ability to enhance its current products, to respond effectively to technological changes, to sell additional products to its existing client base and to introduce new products and technologies that address the increasingly sophisticated needs of its clients. The Company will devote significant resources to the development of enhancements to its existing products and the migration of existing products to new software platforms. There can be no assurance that the Company will successfully complete the development of new products or the migration of products to new platforms or that the Company's current or future products will satisfy the needs of the market for practice management systems. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete. See "-- Research and Development."

  QUALITY ASSURANCE AND PRODUCT ACCEPTANCE CONCERNS

     Health care providers demand the highest level of reliability and quality from their information systems. Although the Company devotes substantial resources to meeting these demands, its products may, from time to time, contain errors. Such errors may result in loss of, or delay in, market acceptance of its products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations, financial condition or business. See "-- Research and Development" and " -- Competition."

  COMPETITION

     The market for practice management systems such as The Medical Manager is highly competitive. The Company's competitors vary in size and in the scope and breadth of the products and services that they offer. The Company competes with different companies in each of its target markets. Many of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. In addition, other entities not currently offering products and services similar to those offered by the Company, including claims processing organizations, hospitals, third-party administrators, insurers, health care organizations and others, may enter certain markets in which the Company competes. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations, financial condition or business. See "-- Competition."

  RISK OF PRODUCT-RELATED CLAIMS

     Certain of the Company's products provide applications that relate to financial records, patient medical records and treatment plans. Any failure of the Company's products to provide accurate, confidential and timely information could result in product liability or breach of contract claims against the Company by its clients, their patients or others. The Company's products manage and report on financial data, and any errors in such financial data could result in liability to the Company. In addition, because the Company's products facilitate electronic claims submissions, any resulting loss of financial data could result in liability to the Company. The Company intends, to maintain insurance to protect against claims associated with the use of its products, but there can be no assurance that such insurance coverage will be available or, if available, will adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability or breach of contract claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

  DEPENDENCE ON KEY PERSONNEL

     The Company's operations are dependent on the continued efforts of the executive officers and the senior management of the Founding Companies. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future. If any of these persons becomes unable or unwilling to continue in his or her role with the Company, or if the Company is unable to attract and retain other qualified employees, the Company's business or prospects could be adversely affected. Although the Company has entered into an employment agreement, which includes confidentiality and non-compete provisions, with each of the Company's executive officers, there can be no assurance that any individual will continue in his present capacity with the Company for any particular period of time. The success of the Company is also dependent to a significant degree on its ability to attract, motivate and retain highly skilled sales, marketing and technical personnel, including software programmers and systems architects skilled in the computer language with which the Company's products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's results of operations, financial condition or business. Although the Company has been successful to date in attracting and retaining skilled personnel, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

  UNCERTAINTY IN HEALTH CARE INDUSTRY; GOVERNMENT HEALTH CARE REFORM PROPOSALS

     The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. The Company's products are designed to function within the structure of the health care financing and reimbursement system currently being used in the United States. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. From time to time, certain proposals to reform the health care system have been considered by Congress. These proposals, if enacted, may increase government involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or health care reforms might have on its results of operations, financial condition or business.

  RISKS ASSOCIATED WITH GOVERNMENT REGULATION

     The FDA has jurisdiction under the FDC Act to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a draft policy statement under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications and otherwise comply with the requirements of the FDC Act applicable to medical devices. Recently, the FDA initiated agency rulemaking to exempt certain medical image management devices from premarket notification procedures. There can be no assurance that such rulemaking will be adopted, and if so, that the rulemaking will apply to the Company's products.

     The Company marketed The Medical Manager with a medical image management capability until recently, when it decided to cease offering this feature after considering the draft policy statement and other regulatory factors. The Company believes that The Medical Manager, when marketed without a medical image management capability, would not be subject to FDA regulation requiring registration, listing, premarket notification or approval and adherence with device good manufacturing practices or medical device reporting requirements. The FDA is currently reviewing its policy for the regulation of computer software and there is a risk that The Medical Manager could in the future become subject to some or all of the above requirements, which could have a material adverse effect on the Company's results of operations, financial condition or business.

     In addition, prior to the decision to remove its medical image management capability, a small number of The Medical Manager systems possessing a graphical image capability were sold. Although the Company believes that enforcement action by the FDA relating to the prior sales is unlikely due to the nature of the product and the small number of sales, there can be no assurance that the FDA will not take such action. Enforcement action can consist of warning letters, refusal to approve or clear products, revocation of approvals or clearances previously granted, civil penalties, product seizures, injunctions, recalls, operating restrictions and criminal prosecutions. Any enforcement action by the FDA could have a material adverse effect on the Company's results of operations, financial condition or business. See "-- Government Regulation."

  CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS

     The Company's directors, executive officers and holders of more than 5% of the Common Stock beneficially own approximately 59.6% of the outstanding shares of Common Stock. Although these persons do not presently have any agreements or understandings to act in concert, any such agreement or understanding would allow them to continue to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

  POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     The market price of the Common Stock may be adversely affected by the sale, or availability for sale, of substantial amounts of the Common Stock in the public market. The 6,000,000 shares sold in the Offering are freely tradable unless held by affiliates of the Company. Simultaneously with the closing of the Offering, the stockholders of the Founding Companies received, in the aggregate, 11,705,470 shares of Common Stock as a portion of the consideration for the sale of their businesses to the Company. These shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, may not be sold unless registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144. Furthermore, all of the stockholders who received these shares other than EDS have agreed with MMC not to sell, transfer or otherwise dispose of any of these shares for one year following the consummation of the Offering. However, the stockholders who received these shares also have certain demand and piggyback registration rights with respect to these shares. The Company intends to register 5,000,000 shares of its Common Stock under the Securities Act for use by the Company in connection with future acquisitions. Upon such registration, these shares will generally be freely tradable after their issuance unless acquired by parties to the acquisition or affiliates thereof, other than the issuer, in which case they may be sold pursuant to Rule 145 under the Securities Act. In addition, resale of these shares may be contractually restricted.

  POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company, conditions in the economy in general or in the health care or technology sectors in particular, announcements of technological innovations or new products or services by the Company or its competitors, proprietary rights development, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the health care or technology sectors. Moreover, from time to time, the stock market experiences significant price and volume volatility that may affect the market price of the Common Stock for reasons unrelated to the Company's performance.

  ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER AND BY-LAW PROVISIONS

     The Board of Directors of the Company is empowered to issue preferred stock in one or more series without stockholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. In addition, the Company's Certificate of Incorporation (the "Certificate of Incorporation") provides for a classified Board of Directors, which may also have the effect of inhibiting or delaying a change in control of the Company. Certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors. The Company's By-laws contain other provisions that may have an anti-takeover effect.

ITEM 2. PROPERTIES

     The Company's principal corporate offices are located at 3001 North Rocky Point Drive East, Tampa, Florida. The Company's research and support facilities are located in Alachua, Florida. The Company also maintains national sales and support offices in Mountain View, California, and has 17 additional offices in various regions of the country.

     The Company leases all of its properties (an aggregate of 107,413 square feet) with remaining terms between one and five years. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. See "Item 13. Certain Relationships and Related Transactions" for information regarding the Company's obligations under its lease agreements.

ITEM 3. LEGAL PROCEEDINGS

     In the course of MMC's consolidation efforts, MMC undertook preliminary discussions with certain dealers of The Medical Manager practice management system to determine their suitability to be acquired by MMC in connection with the proposed transactions. On January 7, 1997, two affiliated dealers, Computer Clinic, Inc. and Command Solutions, Inc. (collectively, "CCI"), and CCI's President filed suit in the Supreme Court of the State of New York, Westchester County against MMC, each of the Founding

Companies and certain principals thereof alleging in five separate causes of action, among other things, breach of contract, fraud, misrepresentation, tortious interference and anti-competitive and predatory practices arising out of the decision not to include CCI as one of the Founding Companies. In connection with three of the five causes of action brought by CCI, CCI seeks damages in excess of $11.0 million for each such cause of action. CCI seeks damages in excess of $12.0 million in connection with the fourth cause of action and damages in an amount to be determined at trial in connection with the fifth cause of action. On February 5, 1997, the defendants removed the action to the United States District Court for the Southern District of New York. Plaintiffs moved to remand the action to the Supreme Court of the State of New York, Westchester County, which motion was subsequently granted by the Court. MMC has agreed to indemnify all of the other defendants for any liability, obligation or claim arising out of this action, including the costs of defending against this action and any settlement costs incurred in connection therewith. MMC, its subsidiaries and such principals intend to defend vigorously against this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     On January 30, 1997, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "MMGR". Prior to such date, there was no established trading market for the Company's Common Stock. The initial public offering price per share of Common Stock was $11.00. On March 31, 1997, the closing price of the Common Stock on the Nasdaq National Market was $9.50.

HOLDERS

     As of March 31, 1997, there were approximately 50 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's proposed line of credit with Barnett Bank of Tampa includes restrictions on the ability of the Company to pay dividends without the consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

     MMC acquired the Founding Companies simultaneously with the consummation of the Offering on February 4, 1997. For financial statement presentation purposes, PPI has been identified as the accounting acquiror. The following selected historical financial data of PPI at December 31, 1994, 1995 and 1996 and for the years ended December 31, 1993, 1994, 1995 and 1996 have been derived from the audited financial statements of PPI. The following selected historical financial data of PPI at December 31, 1992 and 1993 and for the year ended December 31, 1992 have been derived from the unaudited financial statements of PPI, which have been prepared on the same basis as the audited financial statements and, in the opinion of PPI, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such data. As described in
Note 1 of the Notes to the Combined Financial Statements, results of PPI are presented below as if MMC and PPI were combined from July 10, 1996, the date of MMC's formation. The following summary unaudited pro forma financial data present certain data for the Company, as adjusted for (i) the effects of the Mergers on an historical basis; (ii) the effects of certain pro forma adjustments to the historical financial statements; and (iii) the consummation of the Offering. See the Unaudited Pro Forma Financial Combined Statements and the notes thereto included elsewhere in this Report.

                                                               YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                      1992        1993     1994     1995      1996
                                                   (UNAUDITED)
                                                                    (IN THOUSANDS)
PPI STATEMENT OF OPERATIONS DATA:
  Revenue........................................    $8,377      $6,890   $9,617   $11,020   $11,956
  Cost of revenue................................     1,187         810    1,367     1,582     1,832
                                                     ------      ------   ------   -------   -------
  Gross profit...................................     7,190       6,080    8,250     9,438    10,124
  Selling, general and administrative expenses...       745         982    1,184     1,350     1,763
  Research and development expenses..............       878       1,040    1,502     2,024     2,648
  Depreciation and amortization..................        21         105      197       226       266
                                                     ------      ------   ------   -------   -------
  Income from operations.........................     5,546       3,953    5,367     5,838     5,447
  Other income...................................       110         173       55       108       104
                                                     ------      ------   ------   -------   -------
  Income before income taxes.....................     5,656       4,126    5,422     5,946     5,551
  Income taxes...................................         0           0        0         0         0
                                                     ------      ------   ------   -------   -------
  Net income.....................................    $5,656      $4,126   $5,422   $ 5,946   $ 5,551
                                                     ======      ======   ======   =======   =======

                                                                    AT DECEMBER 31,
                                                   -------------------------------------------------
                                                    1992       1993        1994     1995      1996
                                                            (UNAUDITED)
                                                                    (IN THOUSANDS)
PPI BALANCE SHEET DATA:
  Working capital................................  $1,527       $778      $2,009   $ 1,921   $ 2,165
  Total assets...................................   3,097      3,253       4,716     5,819     4,530
  Stockholder's equity...........................   2,479      2,582       3,827     4,763     2,713

                                                               PRO FORMA
                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1996
                                                                  (IN
                                                               THOUSANDS,
                                                               EXCEPT PER
                                                              SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
  Revenue...................................................     $41,957
  Cost of revenue...........................................      17,658
                                                                 -------
  Gross profit..............................................      24,299
  Selling, general and administrative expenses(2)...........      10,364
  Research and development expenses.........................       3,374
  Depreciation and amortization.............................       1,169
                                                                 -------
  Income before income taxes................................       9,392
  Income taxes..............................................       3,616
                                                                 -------
  Net income................................................     $ 5,776
                                                                 =======
  Net income per share......................................     $  0.33
                                                                 =======
  Pro forma weighted average shares outstanding.............      17,705
                                                                 =======

                                                                  AT DECEMBER 31, 1996
                                                              -----------------------------
                                                              PRO FORMA(1)   AS ADJUSTED(3)
BALANCE SHEET DATA:
  Cash and cash equivalents.................................    $ 4,931         $17,047
  Working capital...........................................      2,937          15,053
  Total assets..............................................     19,550          31,666
  Stockholders' equity......................................     11,542          23,658

---------------

(1) The pro forma combined statement of operations and the pro forma balance sheet assume that the Mergers were closed on January 1, 1996 and as of December 31, 1996, respectively. These results are not necessarily indicative of the results the Company would have obtained or of the Company's future results. The pro forma combined financial information contained in these statements (i) is based on preliminary estimates, available information and certain assumptions that management deems appropriate; and (ii) should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report.
(2) The pro forma combined statement of operations includes the effect of a $790,000 reduction in salary and benefits to the owners and employees of two of the Founding Companies. Additionally, the pro forma combined statement includes the effect of certain assets distributed to and certain expenses assumed by the owners of certain of the Founding Companies.
(3) Gives effect to the receipt and application of an approximately $59.1 million of the net proceeds of the Offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements of each of the Founding Companies and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Report.

OVERVIEW

     The Company is a leading provider of comprehensive physician management systems to independent physicians, physician groups, MSOs, IPAs, managed care organizations and other providers of health care services in the United States. The Company's revenue is derived primarily from the licensing of various software products, including its core product, The Medical Manager, the provision of services and the sale of hardware. The Company's primary focus is on the sale of value-added products and services, while hardware is sold primarily in response to customer demand. Since the development of The Medical Manager in 1982, the Company's installed base has grown to over 23,600 client sites, representing more than 80 practice specialities, making it the most widely installed physician practice management software in the United States.

     The Company derives revenue from systems sales, software licensing and maintenance and other services. Systems sales include sales of physician practice management systems to new customers and sales of system upgrades and add-ons to existing customers. Systems sales to new customers include software licensing, hardware, installation, training, 90 days of software maintenance and varying periods of hardware maintenance, depending on the warranty of the manufacturer. System upgrades include software licensing, hardware, installation and training. System add-ons include additional software licensing, peripheral hardware and installation. Cost of system sales reflects primarily the cost of The Medical Manager software, associated hardware, operating systems and salaries, related benefits, travel and allocations of other overhead costs.

     Software license revenue principally represents the licensing of software to independent dealers for resale. Cost of software license revenue principally includes the costs of media, duplication, technical documentation and delivery and allocations of other overhead costs.

     Maintenance and other services revenue includes software and hardware maintenance contracts, training, programming and sales of additional peripheral hardware. Software maintenance represents revenue derived from maintenance agreements, providing customers with updates and enhancements developed by the Company and access to the Company's toll-free telephone support centers. Hardware maintenance represents revenue derived from maintenance agreements for repairs and preventative maintenance to the hardware. Both hardware and software maintenance are optional to the customer for smaller installations and required for MSO and larger installations. Cost of maintenance contracts revenue reflects primarily salaries and related benefits, travel and allocations of other overhead costs.

     The Company recognizes systems revenue in accordance with the provisions of AICPA Statement of Position No. 91-1 "Software Revenue Recognition." Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as the services are provided. Certain expenses are allocated between the cost of sales for systems, software license and maintenance and other based upon management's estimates.

     Selling, general and administrative expenses consist primarily of marketing and advertising, salaries and related benefits, professional fees, administrative costs and allocations of other overhead costs.

     Research and development expenses represent salaries and related benefits expenses and allocations of other overhead costs associated with research and development activities. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized over the estimated product life. The period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

     The Company acquired, simultaneously with the consummation of the Offering, the five Founding Companies: PPI, SPI, NMS, RTI and SMI. The Founding Companies were managed throughout the periods presented as independent private companies, and, as such, their results of operations reflect different tax structures (S corporations and C corporations), which have influenced, among other things, their historical levels of owners' compensation. Certain owners and certain key employees agreed to reductions in their compensation and benefits pursuant to employment agreements entered into in connection with the Mergers.

     MMC, which conducted no significant operations prior to the closing of the Offering, intends to integrate these businesses, their operations and administrative functions over a period of time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, but may necessitate additional costs and expenditures for corporate management and administration, corporate expenses related to being a public company, systems integration and facilities expansion. These various costs and potential cost savings may make historical operating results not comparable to, or indicative of, future performance. Accordingly, neither the anticipated savings nor the anticipated costs have been included in the unaudited pro forma financial data presented herein.

     Accounting for the acquisition will be subject to the procedures specified in Staff Accounting Bulletin No. 97. As such, PPI has been identified as the acquiring entity for financial statement presentation purposes. See "-- Results of Operations -- The Combined Founding Companies."

RESULTS OF OPERATIONS -- PPI

     Founded in 1981, PPI is the developer of The Medical Manager practice management system. Its progressive and innovative approach to computer-programming has made it a leader in the health care information industry. The following table sets forth certain selected financial information for the years presented:

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                     1994             1995              1996
                                                                  (IN THOUSANDS)
REVENUE:
  Systems.....................................  $1,014    10.5%  $ 1,018     9.2%  $ 1,191    10.0%
  Software license............................   6,328    65.8     7,529    68.3     8,292    69.3
  Maintenance and other.......................   2,275    23.7     2,473    22.5     2,473    20.7
                                                ------   -----   -------   -----   -------   -----
     Total revenue............................   9,617   100.0    11,020   100.0    11,956   100.0
                                                ------   -----   -------   -----   -------   -----
COST OF REVENUE:
  Systems.....................................     752     7.8       704     6.4       843     7.0
  Software license............................     381     4.0       651     5.9       624     5.2
  Maintenance and other.......................     235     2.4       227     2.1       365     3.1
                                                ------   -----   -------   -----   -------   -----
     Total cost of revenue....................   1,368    14.2     1,582    14.4     1,832    15.3
                                                ------   -----   -------   -----   -------   -----
          Gross margin........................   8,249    85.8     9,438    85.6    10,124    84.7
                                                ------   -----   -------   -----   -------   -----
OPERATING EXPENSES:
  Selling, general and administrative.........   1,184    12.3     1,351    12.3     1,763    14.7
  Research and development....................   1,502    15.6     2,024    18.4     2,648    22.1
  Depreciation and amortization...............     196     2.0       226     2.0       266     2.2
                                                ------   -----   -------   -----   -------   -----
     Total operating expenses.................   2,882    29.9     3,601    32.7     4,677    39.1
                                                ------   -----   -------   -----   -------   -----
          Income from operations..............   5,367    55.9     5,837    52.9     5,447    45.6
OTHER INCOME (EXPENSE):
  Interest income.............................      70     0.6       136     1.2       108     0.9
  Other.......................................     (15)   (0.1)      (27)   (0.2)       (4)   (0.0)
                                                ------   -----   -------   -----   -------   -----
          Net income..........................  $5,422    56.4%  $ 5,946    53.9%  $ 5,551    46.4%
                                                ======   =====   =======   =====   =======   =====

  YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenue. PPI's total revenue for 1996 increased to $12.0 million from $11.0 million for 1995, an increase of $0.9 million or 8.2%. Revenue from systems for 1996 increased to $1.2 million (10.0% of total revenue) from $1.0 million (9.2% of total revenue) for 1995, a increase of $0.2 million or 20.0%. The increase was due primarily due to a change in sales personnel. Revenue from software license for 1996 increased to $8.3 million (69.3% of total revenue) from $7.5 million (68.3% of total revenue) for 1995, an increase of $0.8 million or 10.7%. The increase was primarily due to increased sales of systems to MSOs, which typically generate greater revenue per system sold than do systems sold to individual practices. Revenue from maintenance and other sources for 1996 was essentially unchanged from the prior year at approximately $2.5 million (20.7% of total revenue in 1996 compared to 22.5% in 1995).

     Cost of revenue. The total cost of revenue for 1996 increased to $1.8 million from $1.6 million in 1995. The slight growth in cost of revenue resulted in a modest decrease in gross margin to 84.7% for 1996 from 85.6% for 1995. Cost of revenue for systems for 1996 increased to $0.8 million from $0.7 million for 1995, an increase of $0.1 million or 14.3%. The increase was primarily attributable to an increase in equipment costs. Cost of revenue for software license for 1996 decreased to $0.6 million from $0.7 million for 1995, a decrease of $0.1 million or 14.3%. The decrease was primarily due to reduced software royalties to SPI. Cost of revenue for maintenance and other sources for 1996 increased to $0.4 million from $0.2 million for 1995, an increase of $0.2 million or 100.0%. The increase was primarily due to higher cost associated with an annual training and information seminar held by PPI for its dealers, resulting from the relocation to a costlier site for the seminar.

     Selling, general and administrative expenses. Selling general and administrative expenses for 1996 increased to $1.8 million (14.8% of total revenue) from $1.4 million (12.3% of total revenue) for 1995, an increase of $0.4 million or 30.5%. The increase was primarily attributable to an increase in occupancy costs for the office facilities distributed in March 1996 to PPI's stockholder and leased back to PPI and increased professional fees indirectly related to the Mergers.

     Research and development expenses. Research and development expenses ("R&D") for 1996 increased to $2.6 million (22.1% of total revenue) from $2.0 million (18.4% of total revenue) for 1995, an increase of $0.6 million or 30.0%. The increase was due to an approximate 40% increase in R&D personnel hired to support development activities relating to: (i) a new release of The Medical Manager incorporating an advanced appointment scheduler and other enhancements;
(ii) the development of graphical user interface and relational database technologies for use in future versions of The Medical Manager; (iii) the development of an electronic medical records module; and (iv) the development of a module for use in the management of multiple physician practices. Certain of these initiatives were begun in previous periods, but required additional resources as they reached more advanced stages of development. Although the Company believes that the increase in staffing levels and the development of these initiatives are essential to the continued success of The Medical Manager, they are not expected to yield any immediate revenue to PPI.

     Other income. Other income for 1996 decreased to $104,560 from $108,470 for 1995. This decrease was primarily the result of a decrease in investment income.

  YEARS ENDED DECEMBER 31, 1995 AND 1994

     Revenue. PPI's total revenue for 1995 increased to $11.0 million from $9.6 million for 1994, an increase of $1.4 million or 14.6%. Revenue from software license for 1995 increased to $7.5 million (68.3% of total revenue) from $6.3 million (65.8% of total revenue) for 1994, an increase of $1.2 million or 19.0%. The increase was primarily due to increased sales to MSOs, which typically generate greater revenue per system sold than do systems sold to individual practices, as well as a release of a new version of The Medical Manager and the availability of a new module for use in managed care. Revenue from system sales for 1995 was essentially unchanged at $1.0 million (9.2% of total revenue for 1995 compared to 10.5% in 1994) from 1994. Revenue from maintenance and other sources for 1995 increased to $2.5 million (22.5% of total revenue) from $2.3 million (23.7% of total revenue) for 1994, an increase of $0.2 million or 8.7%.

     Cost of revenue. The total cost of revenue increased in 1995 to $1.6 million from $1.4 million in 1994, an increase of 15.6%, but remained essentially unchanged as a percentage of total revenue (approximately 14%). Gross margin decreased slightly to 85.6% in 1995 from 85.8% in 1994. Cost of revenue for systems for 1995 decreased to $0.7 from $0.8 for 1994, a decrease of $0.1 million or 6.4%. The decrease was primarily due to a decrease in equipment cost. Cost of revenue for software license for 1995 increased to $0.7 million from $0.4 in 1994, an increase of $0.3 million or 70.9%. The increase was primarily due to a change in the sales mix towards sales requiring royalty payments to SPI. The requirement to make such payments will be eliminated with the Mergers. Cost of revenue for maintenance and other sources for 1995 was essentially unchanged at $0.2 million from the prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $1.4 million in 1995 from $1.2 million in 1994, an increase of $0.2 million or 14.0%, but were essentially unchanged as a percentage of total revenue (12.3%).

     Research and development expenses. Research and development expenses for 1995 increased to $2.0 million (18.4% of total revenue) from $1.5 million (15.6% of total revenue) for 1994, an increase of $0.5 million or 34.8%. The increase was due to an approximate 35% increase in R&D personnel hired to support development activity relating to: (i) a new release of The Medical Manager incorporating an advanced appointment scheduler and other enhancements; (ii) the development of a module for use in the management of multiple physician practices; and (iii) the development of an electronic medical records module. Certain of these initiatives were begun in previous periods, but required additional resources as they reached more advanced stages of development.

     Other income. Other income for 1995 increased to $108,470 from $54,853 for 1994. This increase was primarily the result of an increase in interest income in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth selected information from PPI's statements of cash flows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1994     1995     1996
                                                                   (IN MILLIONS)
Net cash provided by operations.............................  $ 5.3    $ 6.2    $ 5.7
Net cash used in investing activities.......................   (0.2)    (1.2)    (0.3)
Net cash used in financing activities.......................   (4.1)    (5.1)    (4.8)
                                                              -----    -----    -----
Net increase (decrease) in cash and cash equivalents........  $ 1.0    $(0.1)   $ 0.6
                                                              =====    =====    =====

     PPI has historically funded its operations with cash flows from operations. Substantially all of the cash generated from operations was generated by net income plus depreciation and amortization, with little change in non-cash working capital. Cash used in investing activities was primarily used for the acquisition of additional office facilities and computer and other equipment. Cash used in financing activities consisted primarily of S corporation distributions to PPI's stockholder. In addition, prior to the consummation of the Mergers, PPI issued notes of approximately $2.4 million to its stockholder in respect of its estimated S corporation Accumulated Adjustment Account (the "AAA Account") (after 1997 distributions of approximately $1.6 million) as of February 4, 1997, the date of the closing.

     As of December 31, 1996, PPI had a working capital surplus of $2.2 million and no long-term debt outstanding. While there can be no assurance, management of PPI believes that PPI has adequate cash flow from operations to fund its operations through at least the next 12 months.

RESULTS OF OPERATIONS -- THE COMBINED FOUNDING COMPANIES

     The Combined Founding Companies' Statement of Operations data for the years ended December 31, 1994, 1995 and 1996 do not purport to present the results of operations of the combined Founding Companies in accordance with generally accepted accounting principles. Instead, they represent merely a summation of revenue, cost of revenue, gross profit, SG&A and R&D of the individual Founding Companies, on a historical basis, after the elimination of intercompany revenue and expense, and exclude the effects of pro forma adjustments, such as the adjustment to compensation-related expenses reflecting the implementation of the employment agreements entered into by certain members of management. Such data will not be comparable to and may not be indicative of the Company's post-combination results of operations.

     The following table sets forth certain selected unaudited combined financial information on a historical basis, excluding the effects of pro forma adjustments, for the periods presented.

                                                         YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------
                                                 1994              1995              1996
                                                              (IN THOUSANDS)
REVENUE:
  Systems.................................  $ 4,333    17.9%  $ 7,106    24.3%  $10,875    28.6%
  Software license........................   12,215    50.5    13,319    45.5    14,349    37.8
  Maintenance and other...................    7,636    31.6     8,862    30.2    12,781    33.6
                                            -------   -----   -------   -----   -------   -----
     Total revenue........................   24,184   100.0    29,287   100.0    38,005   100.0
                                            -------   -----   -------   -----   -------   -----
COST OF REVENUE:
  Systems.................................    1,990     8.2     2,914    10.0     6,066    16.0
  Software license........................    2,532    10.5     2,278     7.8     2,080     5.5
  Maintenance and other...................    4,067    16.8     5,434    18.5     7,320    19.2
                                            -------   -----   -------   -----   -------   -----
     Total cost of revenue................    8,589    35.5    10,626    36.3    15,466    40.7
                                            -------   -----   -------   -----   -------   -----
          Gross margin....................   15,595    64.5    18,661    63.7    22,539    59.3
                                            -------   -----   -------   -----   -------   -----
OPERATING EXPENSES:
  Selling, general and administrative.....    6,490    26.8     7,785    26.6    10,212    26.9
  Research and development................    1,502     6.2     2,024     6.9     3,324     8.7

  YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenue. The Company's total revenue for 1996 increased to $38.0 million from $29.3 million for 1995, an increase of $8.7 million or 29.7%. Revenue from systems for 1996 increased to $10.9 million (28.6% of total revenue) from $7.1 million (24.3% of total revenue) for 1995, an increase of $3.8 million or 53.5%. The increase was primarily due to increased sales to MSOs, which typically generate greater revenue per system sold than do systems sold to individual practices and from additional system sales resulting from the acquisition in January 1996 of GBP With Excellence, Inc. ("GBP"), a dealer for The Medical Manager serving the state of Florida. Revenue from software license for 1996 increased to $14.3 million (37.8% of total revenue) from $13.3 million (45.5% of total revenue) for 1995, an increase of $1.0 million or 7.5%. The increase was due primarily to increased sales to MSOs. Revenue from maintenance and other sources for 1996 increased to $12.8 million (33.6% of total revenue) from $8.9 million (30.2% of total revenue) for 1995, an increase of $3.9 million or 43.8%. The increase was primarily a result of sales of additional maintenance contracts due to continued growth in the Company's installed base, the acquisition of GBP and maintenance and service agreement income of approximately $0.5 million in NMS from its management of the Medical Manager Division of Blue Cross and Blue Shield of New Jersey, Inc. for the four month period ended December 31, 1996.

     Cost of revenue. The total cost of revenue for 1996 increased to $15.5 million from $10.6 million in 1995, an increase of $4.9 million or 46.2%. The growth in cost of revenue resulted in a decline in gross margin to 59.3% for 1996 from 63.7% for 1995. Cost of revenue for systems for 1996 increased to $6.1 million from $2.9 million for 1995, an increase of $3.2 million or 110.3%. The increase was due principally to the inclusion of GBP in the Company's results for 1996. The Company believes that sales by GBP carried a gross profit margin which was significantly lower than the Company's combined gross margin. This was partially offset by a substantial increase in sales to MSOs, which carry lower unit costs than sales to individual practices. Cost of revenue for software license for 1996 decreased to $2.1 million from $2.3 million in 1995, a decrease of $0.2 million or 8.7%. The decrease was primarily due to greater allocation of overhead cost of revenue for systems and maintenance and other sources as revenue increased for these components at a rate greater than that for software license. Cost of revenue for maintenance and other sources for 1996 increased to $7.3 million from

$5.4 million for 1995, an increase of $1.9 million or 35.2%. The increase was due principally to cost inefficiencies associated with the integration of GBP into the Company's distribution network.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $10.2 million for 1996 (26.9% of total revenue) from $7.8 million (26.6% of total revenue) for 1995, an increase of $2.4 million or 31.2%. The increase was due primarily to an increase of $0.4 million of additional owners' compensation at RTI, $0.4 million of indirect transaction costs at NMS, increased selling commissions and other costs from increased revenue and the hiring of additional administrative and operational personnel in anticipation of the Mergers.

     Research and development. R&D for 1996 increased to $3.3 million (8.7% of total revenue) from $2.0 million (6.9% of total revenue) for 1995, an increase of $1.3 million or 64.2%. The increase was due to an approximate 50% increase in R&D personnel hired to support development activity relating to: (i) a new release of The Medical Manager incorporating an advanced appointment scheduler and other enhancements; (ii) graphical user interface and relational database technologies for use in future versions of The Medical Manager; (iii) an electronic medical records module; (iv) a module for use in the management of multiple physician practices; and (v) a module for use in claims adjudication. Certain of these initiatives were begun in previous periods, but required additional resources as they reached more advanced stages of development.

  YEARS ENDED DECEMBER 31, 1995 AND 1994

     Revenue. The Company's total revenue for 1995 increased to $29.3 million from $24.2 million for 1994, an increase of $5.1 million or 21.1%. Revenue from systems sales for 1995 increased to $7.1 million (24.3% of total revenue) from $4.3 million (17.9% of total revenue) for 1994, an increase of $2.8 million or 64.0.%. The increase was primarily due to increased sales to MSOs. Revenue for software license for 1995 increased to $13.3 million (45.5% of total revenue) from $12.2 million (50.5% of total revenue) for 1994, an increase of $1.1 million or 9.0%. The increase was primarily due to increased sales of systems to MSOs. Revenue from maintenance and other sources for 1995 increased to $8.9 million (30.2% of total revenue) from $7.6 million (31.6% of total revenue) for 1994, an increase of $1.3 million or 16.1%. The increase was primarily a result from inclusion of operations of NMS for a full year.

     Cost of revenue. The total cost of revenue for 1995 increased to $10.6 million from $8.6 million in 1994, an increase of $2.0 million or 23.7%.Cost of revenue for systems for 1995 increased to $2.9 million from $2.0 million in 1994, an increase of $0.9 million or 46.4%. The increase was primarily due to increased revenue and was partially offset by a substantial increase in sales to MSOs. Cost of revenue for software license for 1995 decreased slightly to $2.3 million from $2.5 million in 1994, a decrease of $0.2 million or 10.0%. The decrease was primarily due to greater allocation of overhead to cost of revenue for systems and maintenance and other sources as revenue increased for these components at a rate greater than that for software license. Cost of revenue for maintenance and other sources for 1995 increased to $5.4 million from $4.1 million in 1994, an increase of $1.3 million or 33.6%. The increase was primarily due to the new initiatives for centralized support desk services. The growth in the cost of revenue resulted in a modest decline in gross margin to 63.7% for 1995 from 64.5% in 1994. The decline in gross margin was principally due to the Company's decision to hire additional employees to implement new initiatives in professional and technical services, including centralized support desk and project managers for large system installations. The Company does not, however, expect to recognize additional revenue from certain of these services until future periods.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased to $7.8 million for 1995 from $6.5 million for 1994, an increase of $1.3 million or 20.0%, but were essentially unchanged as a percentage of total revenue (27.0%).

     Research and development expenses. Research and development expenses for 1995 increased to $2.0 million (6.9% of total revenue) from $1.5 million (6.2% of total revenue) for 1994, an increase of $0.5 million or 34.8%. The increase was due to an approximate 35% increase in R&D personnel hired to support development activity relating to: (i) a new release of The Medical Manager incorporating an advanced appointment scheduler and other enhancements; (ii) a module for use in the management of multiple physician practices; and (iii) an electronic medical records module. Although the Company believes that the increase in staffing levels and the development of these initiatives are essential to the continued success of The Medical Manager, they are not expected to yield any immediate revenue to the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain selected unaudited combined statements of cash flow information on an historical basis, excluding the effects of pro forma adjustments, for the periods presented:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1994      1995      1996
                                                                    (IN MILLIONS)
Net cash provided by operations.............................   $ 7.0     $ 9.2     $ 9.6
Net cash used in investing activities.......................    (0.2)     (2.3)     (1.7)
Net cash used in financing activities.......................    (5.5)     (6.8)     (6.6)
                                                               -----     -----     -----
     Net increase in cash and cash equivalents..............   $ 1.3     $ 0.1     $ 1.3
                                                               =====     =====     =====

     Substantially all of the net cash generated by operating activities resulted from net income plus depreciation and amortization, with little change in non-cash working capital. Cash used in investing activities totaled was primarily used for the acquisition of dealer operations and net purchases of investments. Cash used in financing activities during this period consisted primarily of S corporation distributions to PPI's stockholder and SPI's stockholder.

     On the closing of the Offering, the Company repaid certain outstanding indebtedness and other obligations of the Founding Companies (aggregating approximately $5.5 million). In addition, during 1997 and prior to the consummation of the Mergers, each of PPI and SPI made cash distributions and issued notes to its sole stockholder in respect of its estimated S corporation AAA Account as of the date of closing. Such cash distributions aggregated approximately $1.6 million and such notes aggregated approximately $3.9 million for PPI and SPI. The distributions relating to the AAA Account were funded through cash and investments provided by operating activities. See "Item 13. Certain Relationships and Related Transactions."

     The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs and planned capital expenditures for property and equipment. On a combined basis, the Founding Companies made capital expenditures of $2.0 million and $1.3 million during 1995 and 1996, respectively.

     The Company intends to focus on the continued consolidation and rationalization of The Medical Manager dealer network. As such, the Company's dealer acquisition strategy will target dealerships with strong presences in key markets and demonstrated expertise with The Medical Manager product line. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. The Company expects to fund future acquisitions through a combination of working capital, cash flow from operations and issuances of additional equity.

     The Company is negotiating a line of credit of $30.0 million with Barnett Bank of Tampa to be used for working capital and other general corporate purposes, including future acquisitions.

IMPACT OF INFLATION

     Due to the relatively low levels of inflation experienced in recent years, inflation did not have a significant effect on the results of operations of the combined Founding Companies for the periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth in a separate section of this Report on Form 10-K. See the accompanying "Index of Financial Statements and Financial Statement Schedules" at page F-1. The financial statements included therein are specifically incorporated herein by reference, as are the financial statements of four of the Founding Companies included in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, positions and offices held and a brief description of the business experience during the preceding five years of the directors and executive officers of the Company (in each case as of March 31, 1997):

                   NAME                     AGE                         POSITION
Michael A. Singer.........................  49    Chairman of the Board; Chief Executive Officer
John H. Kang..............................  33    President; Director
Richard W. Mehrlich.......................  49    Executive Vice President -- Sales and Marketing;
                                                  Director
Lee A. Robbins............................  55    Vice President and Chief Financial Officer
Frederick B. Karl, Jr.....................  42    Vice President, General Counsel and Secretary
Thomas P. Liddell.........................  34    Vice President -- Midwest Region
Henry W. Holbrook.........................  42    Vice President, Sales -- Northeast Region

     Michael A. Singer has been Chairman of the Board and Chief Executive Officer of the Company since the consummation of the Offering. Mr. Singer is the founder of PPI and the principal inventor of The Medical Manager software program. From PPI's inception in 1981, he has been the sole shareholder, a director and the President and Chief Executive Officer. Mr. Singer received a B.A. in Business Administration from the University of Florida in 1969, and a Masters degree in Economics from the University of Florida in 1971.

     John H. Kang has been President and a director of the Company since July 1996. He is the founder of NMS and has served as its President since its inception in 1994. In 1987, Mr. Kang founded J. Holdsworth Capital Ltd., a private investment firm, and is currently its President. He has been a director of Amorphous Technologies International, a company engaged in the research and development and manufacture of metal alloy, since May 1995. Mr. Kang also has been a director of Nutcracker Snacks, Inc., a manufacturer of snack foods, since December 1988. From June 1988 to September 1996, Mr. Kang was the Chairman and a director of Clayton Group, Inc., a distributor of waterworks materials. Mr. Kang received an A.B. in Economics from Harvard College in 1985.

     Richard W. Mehrlich has been Executive Vice President -- Sales and Marketing and a director of the Company since the consummation of the Offering. Mr. Mehrlich is the founder and a director of SPI, and has been President and Chief Executive Officer of SPI since its inception in 1980. Mr. Mehrlich's previous sales and marketing experience includes serving as Director of Marketing for Dynabyte Corporation, a microcomputer hardware manufacturer, and as a regional sales representative for Texas Instruments, Component Sales Division. Mr. Mehrlich received a degree in Electrical Engineering from the Milwaukee School of Engineering in 1970.

     Lee A. Robbins has been Vice President of the Company since November 1996 and Chief Financial Officer since the consummation of the Offering. From July 1995 through November 1996, Mr. Robbins served as Vice President and Chief Financial Officer of American Ophthalmic Incorporated, a physician practice management company. From 1985 to June 1995, he was Vice President and Chief Financial Officer of Puritan-Bennett Corporation, a respiratory equipment company. Before entering the health care management industry in 1985, Mr. Robbins held a number of financial positions with Armco Inc., a Fortune 500 company based in Middletown, Ohio. Mr. Robbins received a B.S. in Accounting from the University of Cincinnati and an M.B.A. from Xavier University.

     Frederick B. Karl, Jr. has been Vice President, General Counsel and Secretary of the Company since the consummation of the Offering. Mr. Karl has been the General Counsel of PPI since 1988, and also has served as a Vice President of PPI since 1990. He provided legal services to PPI from 1984 through 1988 while he was in private practice. Mr. Karl received a B.A. from Florida State University in 1977 and a J.D. from the University of Florida College of Law in 1981.

     Thomas P. Liddell has been Vice President -- Midwest Region of the Company since the consummation of the Offering. Mr. Liddell founded SMI in 1987 and is presently responsible for its Marketing, Finance and

Administration. Prior to 1987, he was employed by Holy Cross Health System, where he developed software systems to support national group purchasing and coordinated Hospital ADT and Clinical Systems selection. Mr. Liddell received a B.S. from Indiana University in 1985.

     Henry W. Holbrook has been Vice President, Sales -- Northeast Region of the Company since the consummation of the Offering. Mr. Holbrook is a co-founder, President and Director of Sales and Marketing of RTI, and has been with RTI since its inception in 1988. Prior to founding RTI, he was Sales Manager and then Branch Manager of the Hartford, Connecticut office of Contel Business Systems, Inc. from 1978 to 1988. Mr. Holbrook received a B.S. from Thomas College in 1978.

BOARD OF DIRECTORS

     The Board of Directors is divided into three classes, with directors serving staggered three-year terms, expiring at the annual meeting of stockholders in 1997, 1998 and 1999, respectively. At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed that class of directors whose terms are expiring. Mr. Singer has contractual rights to designate up to two directors of the Company. See "Item 13. Certain Relationships and Related Transactions." All officers serve at the discretion of the Board of Directors.

     Director Compensation. Directors who are also employees of the Company or one of its subsidiaries will not receive additional compensation for serving as directors. Non-employee directors receive an annual retainer of $2,000 and fees for attending each meeting of the Board and any Board committee of $1,000. Such cash fees may, at the election of the director, be paid instead in the form of shares of Common Stock or be deferred in the form of "deferred shares" under the Company's 1996 Non-Employee Directors' Stock Plan. In addition, under such plan, each non-employee director will automatically receive an option to acquire a specified number of shares of Common Stock (currently 10,000 shares) upon such person's initial election as a director, and, subject to a limited exception, an annual option to acquire a specified number of shares (currently 5,000 shares) at each annual meeting of the Company's stockholders thereafter at which such director is re-elected or remains a director. Directors also will be reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, in their capacity as directors. The Board will periodically review and may revise the compensation policies for non-employee directors.

ITEM 11. EXECUTIVE COMPENSATION

     The Company was incorporated in July 1996, conducted no significant operations and generated no revenue prior to the closing of the Offering and did not pay any of its executive officers compensation during 1996, except for Mr. Robbins, whose employment commenced on November 25, 1996.

     Each of Messrs. Singer, Kang, Mehrlich, Karl, Robbins, Holbrook and Liddell has entered into an employment agreement with the Company providing for an annual base salary of $150,000 and a bonus to be determined annually pursuant to an incentive bonus plan to be established by the Company. Each employment agreement is for a term of five years. Effective as of the expiration of such initial five-year term and as of each anniversary date thereof, the term shall be extended automatically for an additional 12-month period on the same terms and conditions existing at the time of renewal unless, not later than two months prior to each such respective date, the Company shall have given notice to the employee that the term shall not be so extended. Each of these agreements provide that, in the event of a termination of employment by the Company without cause (other than upon the death or disability of the employee) or by the employee for good reason (including a notice of termination by such employee following a change of control of the Company, as defined in the agreement, or the non-renewal of the employment agreement by the Company), the employee shall be entitled to severance payments equal to the employee's base salary as in effect immediately prior to such termination over the longer of the then-remaining term or 24 months (the "Severance Period"). The employee will also be entitled to coverage under the group medical care, disability and life insurance benefit plans or arrangements in which the employee is participating at the time of termination, for the continuation of the Severance Period, provided the employee does not have comparable substitute coverage from another employer. Each employment agreement contains a covenant not to compete with the Company during the period of employment, as well as during the Severance Period, without the prior approval of the Board.

1996 LONG-TERM INCENTIVE PLAN

     As of September 1996, the Board of Directors and the Company's stockholders approved the Company's 1996 Long-Term Incentive Plan (the "Plan"). The maximum number of shares of Common Stock that may be subject to outstanding awards may not exceed the greater of 2,000,000 shares or 10% of the aggregate number of shares of Common Stock outstanding. Awards may be settled in cash, shares, other awards or other property, as determined by the Committee. The number of shares reserved or deliverable under the Plan and the annual per-participant limit is subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events.

     The purpose of the Plan is to provide executive officers (including directors who also serve as executive officers), key employees, consultants and other service providers with additional incentives by enabling such persons to increase their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents;
(v) bonus shares and awards in lieu of Company obligations to pay cash compensation; and (vi) other awards the value of which is based in whole or in part upon the value of the Common Stock. Upon a change of control of the Company (as defined in the Plan), certain conditions and restrictions relating to an award with respect to the exercisability or settlement of such award will be accelerated.

     The Compensation Committee will administer the Plan and generally select the individuals who will receive awards and the terms and conditions of those awards (including exercise prices, vesting and forfeiture conditions, performance conditions and periods during which awards will remain outstanding). The number of shares deliverable upon exercise of ISOs is limited to 500,000, and the number of shares deliverable as non-performance based restricted stock and deferred stock, is limited to 500,000. Shares of Common Stock that are attributable to awards that have expired, terminated or been canceled or forfeited or otherwise terminate without delivery of shares are available for issuance or use in connection with future awards. The Plan also provides that no participant may be granted in any calendar year awards settleable by delivery of more than 250,000 shares, and limits payments under cash-settled awards in any calendar year to an amount equal to the fair market value of that number of shares.

     The Company generally will be entitled to a tax deduction equal to the amount of compensation realized by a participant through awards under the Plan, except (i) no deduction is permitted in connection with ISOs if the participant holds the shares acquired upon exercise for the required holding periods; and
(ii) deductions for some awards could be limited under the $1 million deductibility cap of Section 162(m) of the Internal Revenue Code. This limitation, however, should not apply to awards granted under a plan during a grace period of up to three years following the Offering, and should not apply to certain options, SARs and performance-based awards granted thereafter if the Company complies with certain requirements under Section 162(m).

     The Plan will remain in effect until terminated by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of the Company, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted.

     In connection with the Offering, NQSOs to purchase a total of 1,536,900 shares of Common Stock of the Company were granted as follows: 140,000 shares to Mr. Karl, 100,000 shares to Mr. Robbins, 25,000 shares to Mr. Liddell, 70,000 shares to Mr. Holbrook and 1,201,900 shares to employees of and a consultant to the Company and the Founding Companies. Each of the foregoing options has an exercise price of $11 per share. These options will vest as to 25% each on the date that is six months, 18 months, 30 months and 42 months after February 4, 1997, and generally will expire on the earlier of 10 years after the date of grant or three months after termination of employment. If termination is for cause, all options will terminate immediately. In addition, under the employment agreements described above, if termination is without cause or if the employee leaves for good reason, all unvested options will become immediately vested and exercisable and remain exercisable for the longer of three months or the duration of the severance periods provided thereunder.

1996 NON-EMPLOYEE DIRECTORS' STOCK PLAN

     The Company's 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors and approved by the Company's stockholders as of September 1996, provides for the automatic grant to each non-employee director of an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, the Directors' Plan provides for an automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders following the Offering; provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding three months. The number of shares to be subject to initial or annual options granted after the first annual meeting of stockholders following the Offering may be altered by the Board of Directors. A total of 250,000 shares are reserved for issuance under the Directors' Plan. The number of shares reserved, as well as the number to be subject to automatically granted options, will be adjusted in the event of stock splits, stocks dividends and other extraordinary corporate events.

     Options granted under the Directors' Plan will have an exercise price per share equal to the fair market value of a share at the date of grant. Options will expire at the earlier of 10 years after the date of grant or one year after termination of service as a director. Options will become exercisable one year after the date of grant, subject to acceleration by the Board of Directors, and will be forfeited upon termination of service as a director for reasons other than death or disability unless the director served for at least 11 months after the date of grant or the option was otherwise exercisable at the date of termination. In addition, the Directors' Plan permits non-employee directors to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" to be settled at future dates, as elected by the director. The number of shares or deferred shares received will be equal to the number of shares which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees. Each "deferred share" will be settled by delivery of a share of Common Stock at such time as may have been elected by the director prior to the deferral.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company, as of March 31, 1997, by (i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each executive officer; and (iv) all executive officers and directors as a group. All persons listed have an address in care of the Company's principal executive offices, except as otherwise indicated, and have sole voting and investment power with respect to their shares unless otherwise indicated.

                                                               NUMBER OF SHARES     PERCENT OF
                                                              BENEFICIALLY OWNED    OWNERSHIP
NAME                                                          ------------------    ----------
Michael A. Singer...........................................      6,370,000            36.0%
John H. Kang................................................        490,621             2.8
Richard W. Mehrlich.........................................      2,210,000            12.5
Electronic Data Systems Corporation.........................      1,221,896             6.9
  5400 Legacy Drive
  Plano, Texas 75024-3105
Henry W. Holbrook(1)........................................        175,000             1.0
Thomas P. Liddell(2)........................................         89,913               *
Frederick B. Karl, Jr.(3)...................................             --               *
Lee A. Robbins(4)...........................................             --               *
All executive officers and directors as a group (7
  persons)..................................................      9,335,534            52.7%

---------------

(1) Does not include 70,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

(2) Does not include 25,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

(3) Does not include 140,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

(4) Does not include 100,000 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.

 *  less than 1.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Simultaneously with the closing of the Offering, MMC acquired by merger all of the issued and outstanding stock of the five Founding Companies, at which time each Founding Company became a wholly-owned subsidiary of the Company. The aggregate consideration paid by MMC in the Mergers was approximately $175.7 million, consisting of approximately $46.9 million in cash and 11,705,470 shares of Common Stock. The factors considered by the Company in determining the consideration paid included, among others, the historical operating results, the net worth, the amount and type of indebtedness and the future prospects of the Founding Companies. Certain of the Founding Companies have made distributions or issued notes totaling approximately $5.5 million, representing S corporation earnings previously taxed to their respective stockholders.

     Pursuant to the agreements entered into in connection with the Mergers, the stockholders of the Founding Companies have agreed not to compete with the Company for five years, commencing on February 4, 1997.

     The aggregate consideration paid by MMC for each of the Founding Companies was as follows: PPI: $105.1 million, consisting of $35.0 million paid in cash and 6,370,000 shares of Common Stock; SPI: $33.7 million, consisting of $9.3 million paid in cash and 2,210,000 shares of Common Stock; NMS: $28.5 million, consisting of 2,595,645 shares of Common Stock; RTI: $5.6 million, consisting of $1.8 million paid in cash and 350,000 shares of Common Stock; and SMI: $2.8 million, consisting of $0.8 million paid in cash and 179,825 shares of Common Stock.

     In connection with the Mergers, and as consideration for their interests in the Founding Companies, certain executive officers, directors and holders of more than 5% of the outstanding shares of Common Stock of the Company received, directly or indirectly, cash and shares of Common Stock of the Company as follows: Mr. Singer -- $35.0 million and 6,370,000 shares of Common Stock; Mr. Kang -- 490,621 shares of Common Stock; Mr. Mehrlich -- $9.3 million and 2,210,000 shares of Common Stock; Mr. Thomas Liddell -- $0.4 million and 89,913 shares of Common Stock; and Mr. Holbrook -- $0.9 million and 175,000 shares of Common Stock.

     In connection with the Mergers, the Company has agreed that for so long as Mr. Singer beneficially owns at least 10% of the outstanding Common Stock of MMC, Mr. Singer shall have the right to designate two individuals to serve as directors on the Board of Directors if the Board consists of six or more members and one individual to serve as a director if the Board consists or five or fewer members.

CERTAIN INDEBTEDNESS

     Certain of the Founding Companies have incurred indebtedness that has been personally guaranteed by their respective stockholders. At February 1, 1997, the aggregate amount of indebtedness of these Founding Companies that was subject to personal guarantees was approximately $5.5 million. The Company repaid substantially all of such indebtedness immediately prior to the consummation of the Mergers and intends to use its best efforts to have the personal guarantees of the balance of this indebtedness released within 120 days thereafter. The Company also repaid all of the indebtedness owed to Mr. Kang, which aggregated approximately $400,000 immediately prior to the consummation of the Mergers.

     In addition, Messrs. Singer and Kang each made an interest-free loan of $50,000 to MMC to be used for working capital purposes. Such loans were repaid out of the proceeds of the Offering.

REAL ESTATE AND OTHER TRANSACTIONS

     PPI leases property in Alachua, Florida that is owned by a company controlled by Mr. Singer and a member of his family. PPI is responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 1999 and provides for two one year extensions in favor of PPI. The lease commenced on April 1, 1996 and provides for annual rentals of approximately $320,000. The Company believes that the rent for such property does not exceed the fair market rental thereof.

     Certain property owned by SMI with a net book value of $283,000 was distributed to an entity controlled by the stockholders of SMI and is leased to the Company. The lease is for a term of five years with three renewal options for five years each and provides for annual rent of approximately $83,160. SMI is responsible for all real estate taxes, insurance and maintenance. The Company believes that the rent for such property does not exceed the fair market rental thereof.

     Mr. Mehrlich owns a 90% interest in Professional Management Systems, Inc. ("PMSI"), an independent dealer for The Medical Manager system in the greater Chicago, Illinois area. He acquired the interest in February 1996. SPI recognized revenue, primarily from software license, from PMSI totaling approximately $243,000 and $255,000 for 1995 and 1996, respectively.

COMPANY POLICY

     The Company intends that any transactions with executive officers, directors and holders of more than 5% of the Common Stock (including any transactions with respect to PMSI) will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements -- see index on Page F-1.

     (a)(2) Other financial statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

     (a)(3) The following exhibits are filed as part of this Report as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and compensatory plans and arrangements required to be filed as Exhibits to this Report.

EXHIBIT                                DESCRIPTION
-------                                -----------
2.1       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, Personalized
               Programming, Inc., PPI Acquisition I Corp. and the
               Stockholder named therein (Incorporated by reference to
               Exhibit 2.1 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 333-13101))
2.2       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, Systems Plus, Inc.,
               Systems Plus Distribution, Inc., SPI Acquisition I Corp.,
               SPDI Acquisition I Corp. and the Stockholder named therein
               (Incorporated by reference to Exhibit 2.2 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
2.3       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, National Medical
               Systems, Inc., NMS Acquisition I Corp. and the Stockholders
               named therein (Incorporated by reference to Exhibit 2,3 to the Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
2.4       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, RTI Business Systems,
               Inc., RTI Acquisition I Corp. and the Stockholders named
               therein (Incorporated by reference to Exhibit 2.4 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
2.5       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, Systems Management,
               Inc., SMI Acquisition I Corp. and the Stockholders named
               therein (Incorporated by reference to Exhibit 2.5 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
3.1       --   Certificate of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 333-13101))
3.2       --   By-laws of the Company (Incorporated by reference to Exhibit
               3.2 to Amendment No. 1 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 333-13101))
4         --   Form of certificate evidencing ownership of Common Stock of the Company (Incorporated by reference to Exhibit 4 to
               Amendment No. 1 to the Registrant's Registration Statement
               on Form S-1 (Registration No. 333-13101))
10.1*     --   1996 Long-Term Incentive Plan of the Company (Incorporated
               by reference to Exhibit 10.1 to Amendment No. 3 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 13101))
10.2*     --   1996 Non-Employee Directors' Stock Plan of the Company
               (Incorporated by reference to Exhibit 10.2 to Amendment No.
               2 to the Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
10.3*     --   Employment Agreement, dated as of February 4, 1997, between the Company and Michael A. Singer

10.4*             --  Employment Agreement, dated as of February 4, 1997, between the Company and Richard W. Mehrlich

10.5*             --  Employment Agreement, dated as of February 4, 1997, between the Company and John H. Kang

10.6*             --  Employment Agreement, dated as of February 4, 1997, between the Company and Frederick B. Karl, Jr.

10.7*             --  Employment Agreement, dated as of November 25, 1996, between the Company and Lee A. Robbins
                      (Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registrant's Registration
                      Statement on Form S-1 (Registration No. 333-13101))

10.8*             --  Employment Agreement, dated as of February 4, 1997, between the Company and Henry W. Holbrook

10.9*             --  Employment Agreement, dated as of February 4, 1997, between the Company and Thomas P. Liddell

10.10             --  Lease between PPI Holding Company, Inc. and Personalized Programming, Inc., dated March 12, 1996, as amended (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Registrant's Registration
                      Statement on Form S-1 (Registration No. 333-13101))

10.11             --  Lease between Liddell, L.L.C. and Systems Management, Inc.

10.12             --  Master License Agreement between Personalized Programming, Inc. and Systems Plus, Inc. dated November
                      15, 1982, together with eight addenda thereto (Incorporated by reference to Exhibit 10.12 to the
                      Registrant's Registration Statement on Form S-1 (Registration No. 333-13101))

10.13             --  Management Services Agreement and Option Agreement, dated as of September 1, 1996, between Medix, Inc.
                      and National Medical Systems, Inc. (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (Registration No. 13101))

10.14             --  Stock Purchase Agreement, dated as of December 26, 1996, by and among the Company, National Medical
                      Systems, Inc. and Electronic Data Systems Corporation (Incorporated by reference to Exhibit 10.14 to
                      Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (Registration No. 13101))

21                --  List of subsidiaries of the Company

27                --  Financial Data Schedule (for SEC use only)

99                --  Financial Statements of Systems Plus, Inc. and Systems Plus Distribution, Inc., National Medical
                      Systems, Inc., RTI Business Systems, Inc. and Systems Management, Inc. included in the Registrant's
                      Form 8-K filed with the Securities and Exchange Commission on April 8, 1997

     (b) Reports on Form 8-K:

         None

         INDEX TO COMBINED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   PAGE
                                                                   ----
1.   Report of Independent Accountants...........................   F-2
2.   Combined Balance Sheets as of December 31, 1996 and December   F-3
     31, 1995....................................................
3.   Combined Statements of Operations for the Years Ended          F-4
     December 31, 1996, 1995 and 1994............................
4.   Combined Statements of Changes in Stockholders' Equity for     F-5
     the Years Ended December 31, 1996, 1995 and 1994............
5.   Combined Statements of Cash Flows for the Years Ended          F-6
     December 31, 1996, 1995 and 1994............................
6.   Notes to Combined Financial Statements......................   F-7
7.   Unaudited Pro Forma Combined Financial Statements
     Basis of Presentation.......................................  F-11
     Pro Forma Combined Balance Sheet as of December 31, 1996
     (unaudited).................................................  F-12
     Pro Forma Combined Statements of Operations for the Year
     Ended December 31, 1996
     (unaudited).................................................  F-13
     Notes to Unaudited Pro Forma Combined Financial
     Statements..................................................  F-14
     NMS and Affiliates Pro Forma Combined Statements of
     Operations for the Year Ended December 31, 1996.............  F-16
8.   Financial Statements of Systems Plus, Inc., Systems Plus
     Distribution, Inc., National Medical System, Inc., RTI
     Business Systems, Inc. and Systems Management, Inc. included in the Registrant's Form 8-K filed with the Securities and
     Exchange Commission on April 8, 1997 are incorporated herein by reference.

     Other financial statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Medical Manager Corporation and
Personalized Programming, Inc.

     We have audited the accompanying combined balance sheets of Medical Manager Corporation and Personalized Programming, Inc. as of December 31, 1996 and 1995 and the related combined statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Medical Manager Corporation and Personalized Programming, Inc. as of December 31, 1996 and 1995 and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 8 to the financial statements, on February 4, 1997, Personalized Programming, Inc. merged with a subsidiary of Medical Manager Corporation.

                                          COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 14, 1997, except for
certain information in Note 8
for which the date is April 6, 1997

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

                            COMBINED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1996            1995
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................   $1,764,946      $1,166,679
  Investments...............................................      202,488         355,414
  Accounts receivable.......................................    1,779,142       1,383,849
  Prepaid expenses and other current assets.................      117,755          71,039
                                                               ----------      ----------
          Total current assets..............................    3,864,331       2,976,981
PROPERTY AND EQUIPMENT, net.................................      504,734       2,842,315
OTHER ASSETS................................................      161,103               0
                                                               ----------      ----------
          Total assets......................................   $4,530,168      $5,819,296
                                                               ==========      ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities..................   $  759,658      $  474,783
  Customer deposits and deferred maintenance revenue........      939,964         581,357
                                                               ----------      ----------
          Total current liabilities.........................    1,699,622       1,056,140
                                                               ----------      ----------
DUE TO RELATED PARTIES......................................      117,326               0
                                                               ----------      ----------
          Total liabilities.................................    1,816,948       1,056,140
                                                               ----------      ----------

Commitments and contingencies (Notes 5 and 8)

STOCKHOLDERS' EQUITY
  Preferred stock, 500,000 shares authorized, none issued
     and outstanding
  Common stock $0.01 par value, 50,000,000 shares
     authorized.............................................       63,700          63,700
  Unrealized gain on investments............................            0           2,085
  Retained earnings.........................................    2,649,520       4,697,371
                                                               ----------      ----------
          Total stockholders' equity........................    2,713,220       4,763,156
                                                               ----------      ----------
          Total liabilities and stockholders' equity........   $4,530,168      $5,819,296
                                                               ==========      ==========

            See accompanying notes to combined financial statements.

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

                       COMBINED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1996          1995          1994
Revenue
  Systems...................................................  $ 1,190,922   $ 1,017,993   $ 1,013,675
  Software license..........................................    8,291,805     7,528,997     6,327,994
  Maintenance and other.....................................    2,472,909     2,472,704     2,275,515
                                                              -----------   -----------   -----------
     Total revenue..........................................   11,955,636    11,019,694     9,617,184
                                                              -----------   -----------   -----------
Cost of revenue
  Systems...................................................      843,149       703,755       751,643
  Software license..........................................      623,536       650,460       380,877
  Maintenance and other.....................................      364,828       227,435       235,012
                                                              -----------   -----------   -----------
     Total costs of revenue.................................    1,831,513     1,581,650     1,367,532
                                                              -----------   -----------   -----------
          Gross margin......................................   10,124,123     9,438,044     8,249,652
                                                              -----------   -----------   -----------
Operating expenses
  Selling, general and administrative.......................    1,762,918     1,350,427     1,184,097
  Research and development..................................    2,648,265     2,024,252     1,501,605
  Depreciation and amortization.............................      266,403       226,167       196,547
                                                              -----------   -----------   -----------
     Total operating expenses...............................    4,677,586     3,600,846     2,882,249
                                                              -----------   -----------   -----------
          Income from operations............................    5,446,537     5,837,198     5,367,403
Other income (expense)
  Interest and dividend income..............................      108,394       136,020        69,950
  Other.....................................................       (3,834)      (27,550)      (15,097)
                                                              -----------   -----------   -----------
          Net income........................................  $ 5,551,097   $ 5,945,668   $ 5,422,256
                                                              ===========   ===========   ===========

            See accompanying notes to combined financial statements.

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           COMMON STOCK        UNREALIZED
                                        -------------------    GAIN (LOSS)     RETAINED
                                         SHARES     AMOUNT    ON INVESTMENT    EARNINGS        TOTAL
Balance January 1, 1994...............  6,370,000   $63,700     $(87,625)     $ 2,605,985   $ 2,582,060
  Net income..........................                                          5,422,256     5,422,256
  Dividends...........................                                         (4,169,654)   (4,169,654)
  Change in unrealized (loss) on
     investments......................                            (7,389)                        (7,389)
                                        ---------   -------     --------      -----------   -----------
Balance December 31, 1994.............  6,370,000    63,700      (95,014)       3,858,587     3,827,273
  Net income..........................                                          5,945,668     5,945,668
  Dividends...........................                                         (5,106,884)   (5,106,884)
  Change in unrealized (loss) on
     investments......................                            97,099                         97,099
                                        ---------   -------     --------      -----------   -----------
Balance December 31, 1995.............  6,370,000    63,700        2,085        4,697,371     4,763,156
  Net income..........................                                          5,551,097     5,551,097
  Dividends...........................                                         (7,598,948)   (7,598,948)
  Change in unrealized gain on
     investment.......................                            (2,085)                        (2,085)
  Issuance of common stock............          3
                                        ---------   -------     --------      -----------   -----------
Balance December 31, 1996.............  6,370,003   $63,700     $      0      $ 2,649,520   $ 2,713,220
                                        =========   =======     ========      ===========   ===========

            See accompanying notes to combined financial statements.

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1996           1995           1994
Cash flows from operating activities:
  Net income............................................  $ 5,551,097    $ 5,945,668    $ 5,422,256
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................      266,403        226,167        196,547
     Gain on sale of property and equipment.............       (3,309)             0              0
     Realized (gains) losses on marketable securities...           26          3,082         39,183
  Changes in assets and liabilities
     Accounts receivable................................     (395,293)      (111,475)      (635,245)
     Prepaid expenses and other current assets..........     (207,819)        (9,845)        62,710
     Accounts payable and accrued liabilities...........      284,875        137,677        101,965
     Customer deposits and deferred maintenance
       revenue..........................................      156,119         29,564        115,813
     Due to related parties.............................       17,326              0              0
                                                          -----------    -----------    -----------
          Net cash provided by operating activities.....    5,669,425      6,220,838      5,303,229
                                                          -----------    -----------    -----------
Cash flow from investing activities:
  Purchases of investments..............................      (50,543)      (247,595)      (150,433)
  Proceeds from the sale of investments.................      100,264        242,160        190,489
  Purchases of property and equipment...................     (357,029)    (1,250,684)      (210,644)
  Proceeds on sale of property and equipment............       25,690              0              0
                                                          -----------    -----------    -----------
          Net cash used in investing activities.........     (281,618)    (1,256,119)      (170,588)
                                                          -----------    -----------    -----------
Cash flow from financing activities:
  Loans from related parties............................      100,000              0              0
  Dividends.............................................   (4,889,540)    (5,106,884)    (4,169,654)
                                                          -----------    -----------    -----------
          Net cash used in financing activities.........   (4,789,540)    (5,106,884)    (4,169,654)
                                                          -----------    -----------    -----------
          Net change in cash and cash equivalents.......      598,267       (142,165)       962,987
Cash and cash equivalents:
  Beginning of period...................................    1,166,679      1,308,844        345,857
                                                          -----------    -----------    -----------
  End of period.........................................  $ 1,764,946    $ 1,166,679    $ 1,308,844
                                                          ===========    ===========    ===========
Non-cash dividends......................................  $ 2,709,408    $         0    $         0
                                                          ===========    ===========    ===========

            See accompanying notes to combined financial statements.

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND OPERATIONS:

     Medical Manager Corporation ("MMC") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager, a leading physician practice management system for independent physicians, physician groups, MSOs, IPAs, managed care organizations and other providers of health care services in the United States. Personalized Programming, Inc. ("PPI") is the developer of The Medical Manager physician practice management system that is sold through a master distributor and by direct sales to certain other dealers to clients throughout the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation. The accompanying financial statements of PPI have been presented on a combined basis with those of MMC from July 10, 1996, (collectively "the Company"). As discussed in Note 8, following the close of business on February 4, 1997, PPI merged into a subsidiary of MMC upon consummation of the initial public offering of the common stock of MMC. PPI is identified as the accounting acquiror. The accompanying combined statements of changes in stockholders' equity of the Company have been adjusted retroactively to show the effect of the Recapitalization as if it had occurred on January 1, 1994.

     Revenue Recognition. Revenue from software license is recognized upon sale and shipment. Revenue from the sale of systems is recognized when the system has been installed and the related client training has been completed. Amounts billed in advance of installation and pending completion of remaining significant obligations are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services are recognized as they are provided. Certain expenses are allocated between the cost of sales for systems, software license and maintenance and other based upon revenue, which basis management believes to be reasonable.

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. With the exception of approximately $870,000 and $708,000 in receivables from a significant customer at December 31, 1996 and 1995, respectively (See Note 8), the Company's credit concentrations are limited due to the wide variety of customers in the health care industry and the geographic areas into which the Company's systems and services are sold.

     Cash and Cash Equivalents. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents.

     Investments. The Company follows Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires fair value accounting for debt and equity securities. The Company classifies its investments as available for sale, which requires that they be recorded at fair market value with gross unrealized holding gains and losses treated as a separate component of stockholder's equity.

     Inventory. Inventory primarily consists of peripheral computer equipment. Inventory cost is accounted for on the first-in, first-out basis and reported at the lower of cost or market.

     Property and Equipment. Property and equipment are stated at cost. Additions and major renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in income. Depreciation is provided principally on accelerated methods over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for over the shorter of the estimated service life of the leased asset or the lease term using the straight-line method.

     Other Assets. Other assets include approximately $161,000 in costs incurred in connection with the initial public offering of common stock of MMC that have been deferred as of December 31, 1996. These

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED) costs will be offset against additional paid-in capital upon the consummation of the Company's merger into a subsidiary of Medical Manager Corporation. See Note 8.

     Research and Development. Software development costs are included in research and development and are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized over the estimated product life. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant.

     Income Taxes. PPI has elected S corporation status, as defined by the Internal Revenue Code, whereby PPI is not subject to taxation for federal purposes. Instead, the taxable income of the S corporation is included in the individual income tax return of PPI's single stockholder for federal income tax purposes. Accordingly, a provision for income taxes has not been reflected in the financial statements. PPI's S corporation status terminated on February 4, 1997, the effective date of the Merger discussed in Note 8.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates; however, management does not believe these differences would have a material effect on operating results.

     New Accounting Pronouncements. SFAS No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of, is effective for years beginning after December 15, 1995. This Statement requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. This pronouncement did not have a material impact on the financial statements of the Company.

     Reclassifications. Certain prior year amounts have been reclassified to conform to 1996 presentations.

3.  INVESTMENTS:

     Investments held consisted of the following:

                                                            GROSS UNREALIZED
                                                           ------------------   FAIR MARKET
                                                  COST      GAINS     LOSSES       VALUE
                                                             DECEMBER 31, 1996
Marketable equity securities..................  $202,488   $         $           $202,488
                                                ========   =======   ========    ========
                                                             DECEMBER 31, 1995
                                                -------------------------------------------
Marketable equity securities..................  $253,120   $17,824   $ 15,530    $255,414
Fixed income securities.......................   100,209                  209     100,000
                                                --------   -------   --------    --------
                                                $353,329   $17,824   $ 15,739    $355,414
                                                ========   =======   ========    ========

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

4.  PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996            1995
Land and improvements.....................................                  $  856,748
Building..................................................                   1,784,932
Furniture and equipment...................................  $  480,739         446,234
Computers.................................................     648,910         374,800
Leasehold improvements....................................      20,815          46,460
                                                            ----------      ----------
                                                             1,150,464       3,509,174
Less accumulated depreciation and amortization............    (645,730)       (666,859)
                                                            ----------      ----------
                                                            $  504,734      $2,842,315
                                                            ==========      ==========

5.  COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities under an operating lease from an entity owned by PPI's stockholder. Such facilities were distributed to the stockholder in March 1996 at their fair value. The lease provides for two one year renewals. Future minimum rental commitments under the noncancelable operating lease are approximately as follows:

                  YEAR ENDING DECEMBER 31:
       1997.................................................  $320,000
       1998.................................................   320,000
       1999.................................................    80,000
                                                              --------
                 Total......................................  $720,000
                                                              ========

     Rent expense for the year ended December 31, 1996 was approximately
$250,000.

6.  RETIREMENT PLANS:

     PPI has a non-contributory profit sharing plan covering substantially all full-time employees. Contributions are made at the discretion of the Board of Directors. Total expense amounted to approximately $265,700 and $246,300 for 1995 and 1994, respectively. There was no contribution for 1996.

7.  SIGNIFICANT CUSTOMER:

     Revenue from one customer comprised approximately 49% of PPI's revenue for 1996, 1995 and 1994, respectively.

8.  SUBSEQUENT EVENTS:

     Following the close of business on February 4, 1997, PPI merged into a subsidiary of MMC. All outstanding shares of PPI's common stock were exchanged for cash and shares of MMC's common stock upon the consummation of the initial public offering of the common stock of MMC.

         MEDICAL MANAGER CORPORATION AND PERSONALIZED PROGRAMMING, INC.

8.  SUBSEQUENT EVENTS: -- (CONTINUED)

     In connection with the Merger, PPI's S corporation status was terminated and in future periods will be required to effect the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Had PPI elected to terminate its S corporation status immediately prior to December 31, 1996, PPI would have been required to establish a deferred tax asset of approximately $375,000 related primarily to the use of different methods of accounting for deferred revenue for tax and financial reporting purposes. Also, PPI will dividend certain assets to the stockholder, consisting primarily of cash and investments, in an amount equal to the remaining balance in PPI's S corporation Accumulated Adjustment Account. Had the estimated balance of the Accumulated Adjustment Account (AAA) of $3,340,000 at December 31, 1996 been distributed and recorded as of that date, the effect on the accompanying combined balance sheet would be a decrease of $1,967,000 in assets, an increase of $1,373,000 in notes payable and a decrease of $3,340,000 in stockholder's equity. The Company entered into a Note payable agreement with the stockholder in February, 1997 for approximately $2,400,000 related to the AAA balance at the merger date. The note is payable on demand at an interest rate of 5.8%.

     Revenue from other companies which have also entered into definitive agreements with MMC totaled approximately $6,342,000, $5,568,000 and $4,741,000 for 1996, 1995 and 1994, respectively. Such amounts include the significant customer discussed in Notes 2 and 7.

     In the course of MMC's consolidation efforts, MMC undertook preliminary discussions with certain dealers of The Medical Manager practice management system to determine their suitability to be acquired by MMC in connection with the proposed transactions. On January 7, 1997, two affiliated dealers, Computer Clinic, Inc. and Command Solutions, Inc. (collectively, "CCI"), and CCI's President filed suit in the Supreme Court of the State of New York, Westchester County against MMC, each of the Founding Companies and certain principals thereof alleging in five separate causes of action, among other things, breach of contract, fraud, misrepresentation, tortious interference and anti-competitive and predatory practices arising out of the decision not to include CCI as one of the Founding Companies. In connection with three of the five causes of action brought by CCI, CCI seeks damages in excess of $11.0 million for each such cause of action. CCI seeks damages in excess of $12.0 million in connection with the fourth cause of action and damages in an amount to be determined at trial in connection with the fifth cause of action. On February 5, 1997, the defendants removed the action to the United States District Court for the Southern District of New York. Plaintiffs moved to remand the action to the Supreme Court of the State of New York, Westchester County, which motion was subsequently granted by the Court. MMC has agreed to indemnify all of the other defendants for any liability, obligation or claim arising out of this action, including the costs of defending against this action and any settlement costs incurred in connection therewith. MMC, its subsidiaries and such principals intend to defend vigorously against this action.

     Subsequent to the consummation of the Offering, MMC executed definitive agreements to acquire the following Medical Manager dealers (the "Proposed Acquisitions"): (i) Adaptive Health Systems of Washington based in Federal Way, Washington; (ii) LSM Computing, Inc. based in Somerville, New Jersey; (iii) Specialized Systems, Inc. based in Van Nuys, California; and (iv) UNICO, Inc. based in Evansville, Indiana. The Proposed Acquisitions are expected to be accounted for using the pooling-of-interests method of accounting. The aggregate consideration payable for the Proposed Acquisitions consists of approximately 994,136 shares of Common Stock. The closings of the Proposed Acquisitions are subject to various conditions, including completion of the Company's due diligence investigation, and such acquisitions are expected to close in April or May 1997.

               MEDICAL MANAGER CORPORATION AND FOUNDING COMPANIES

               UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

                             BASIS OF PRESENTATION
                                  (UNAUDITED)

     The following unaudited pro forma combined financial statements give effect to the acquisition by Medical Manager Corporation ("MMC") of substantially all of the net assets of (a) Personalized Programming, Inc. ("PPI"), Systems Plus, Inc. ("SPI"), RTI Business Systems, Inc. ("RTI"), National Medical Systems, Inc. ("NMS") and Systems Management, Inc. ("SMI") (together, the "Founding Companies"). MMC and the Founding Companies are hereinafter referred to as the "Company." These acquisitions (the "Mergers") occurred simultaneously with the closing of MMC's initial public offering (the "Offering") and were accounted for as a combination of the Founding Companies at historical cost for accounting purposes. PPI, one of the Founding Companies, is identified as the acquiror for financial statement presentation purposes. The unaudited pro forma combined financial statements also give effect to a capital contribution made by the stockholders of NMS and to the issuance of Common Stock by MMC to the stockholders of the Founding Companies upon the consummation of the Mergers. These statements are based on historical financial statements of the Founding Companies and the estimates and assumptions set forth below and in the notes to the Unaudited Pro Forma Combined Financial Statements of the Company.

     The unaudited pro forma combined balance sheet gives effect to the Mergers and the Offering as if they had occurred on December 31, 1996. The unaudited pro forma combined statements of operations give effect to these transactions as if they had occurred on January 1, 1996.

     The unaudited pro forma combined financial data presented herein do not purport to represent what the Company's financial position or results of operations would have actually been had such events occurred at the beginning of the years presented, as assumed, or to project the Company's financial position or results of operations for any future period or the future results of the Founding Companies. The unaudited pro forma combined financial statements should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report. Also see "Risk Factors" included elsewhere herein.

                     MEDICAL MANAGER AND FOUNDING COMPANIES

                      PRO FORMA COMBINED BALANCE SHEET(1)
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                              PRO FORMA
                                     MMC/PPI    SPI       RTI       NMS      SMI     ELIMINATIONS    TOTAL    ADJUSTMENT
CURRENT ASSETS
  Cash and cash equivalents........  $1,765         0   $   248   $   124   $  448                  $ 2,585    $ 2,346
  Investments......................     202         0         0         0        0                      202       (202)
  Accounts receivable..............   1,779    $1,647       178       901      225      $(870)        3,860          0
  Inventory........................       0        65        46       400      305                      816          0
  Prepaid expenses and other
    current assets.................     118       522        79        10        0                      729          0
  Deferred income taxes............       0         0       112         0        0                      112          0
                                     ------    ------   -------   -------   ------      -----       -------    -------
        Total current assets.......   3,864     2,234       663     1,435      978       (870)        8,304      2,144
PROPERTY AND EQUIPMENT, net........     505       636       587       501      121                    2,350          0
GOODWILL AND OTHER INTANGIBLES,
  net..............................       0         0         0     6,046       98                    6,144          0
OTHER ASSETS.......................     161     1,013        25       143       48                    1,390       (782)
                                     ------    ------   -------   -------   ------      -----       -------    -------
        Total assets...............  $4,530    $$3,883  $ 1,275   $ 8,125   $1,245      $(870)      $18,188    $ 1,362
                                     ======    ======   =======   =======   ======      =====       =======    =======
CURRENT LIABILITIES
  Current maturities of long-term
    obligations....................       0    $  275   $   456   $ 1,085   $   92                  $ 1,908    $(1,908)
  Accounts payable and accrued
    liabilities....................     760     1,646       668     1,148      260      $(870)        3,612          0
  Customer deposits and deferred
    maintenance revenue............     940       342       701     1,209      575                    3,767          0
  Income taxes payable.............       0        17       115         0        0                      132          0
                                     ------    ------   -------   -------   ------      -----       -------    -------
        Total current
          liabilities..............   1,700     2,280     1,940     3,442      927       (870)        9,419     (1,908)
LONG-TERM OBLIGATIONS, net of
  current maturities...............       0         0       134     2,823      225                    3,182     (3,182)
SUBORDINATED NOTES PAYABLE.........       0         0         0     1,015        0                    1,015     (1,015)
DUE TO RELATED PARTIES.............     117         0         0       380        0                      497          0
                                     ------    ------   -------   -------   ------      -----       -------    -------
        Total liabilities..........   1,817     2,280     2,074     7,660    1,152       (870)       14,113     (6,105)
                                     ------    ------   -------   -------   ------      -----       -------    -------
REDEEMABLE PREFERRED STOCK.........       0         0         0       500        0                      500       (500)
                                     ------    ------   -------   -------   ------      -----       -------    -------
STOCKHOLDERS' EQUITY
  Common stock.....................      64        28       102        72       16                      282       (165)
  Additional paid-in capital.......       0         0         0       987        0                      987     10,438
  Retained earnings (deficit)......   2,649     1,575      (901)   (1,094)      77                    2,306     (2,306)
                                     ------    ------   -------   -------   ------      -----       -------    -------
        Total stockholders'
          equity...................   2,713     1,603      (799)      (35)      93                    3,575      7,967
                                     ------    ------   -------   -------   ------      -----       -------    -------
        Total liabilities and
          stockholders' equity.....  $4,530    $3,883   $ 1,275   $ 8,125   $1,245      $(870)      $18,188    $ 1,362
                                     ======    ======   =======   =======   ======      =====       =======    =======

                                                 POST-MERGER      AS
                                     PRO FORMA   ADJUSTMENTS   ADJUSTED
CURRENT ASSETS
  Cash and cash equivalents........   $ 4,931      $12,116     $17,047
  Investments......................         0                        0
  Accounts receivable..............     3,860                    3,860
  Inventory........................       816                      816
  Prepaid expenses and other
    current assets.................       729                      729
  Deferred income taxes............       112                      112
                                      -------      -------     -------
        Total current assets.......    10,448       12,116      22,564
PROPERTY AND EQUIPMENT, net........     2,350                    2,350
GOODWILL AND OTHER INTANGIBLES,
  net..............................     6,144                    6,144
OTHER ASSETS.......................       608                      608
                                      -------      -------     -------
        Total assets...............   $19,550      $12,116     $31,666
                                      =======      =======     =======
CURRENT LIABILITIES
  Current maturities of long-term
    obligations....................   $     0                  $     0
  Accounts payable and accrued
    liabilities....................     3,612                    3,612
  Customer deposits and deferred
    maintenance revenue............     3,767                    3,767
  Income taxes payable.............       132                      132
                                      -------      -------     -------
        Total current
          liabilities..............     7,511                    7,511
LONG-TERM OBLIGATIONS, net of
  current maturities...............         0                        0
SUBORDINATED NOTES PAYABLE.........         0                        0
DUE TO RELATED PARTIES.............       497                      497
                                      -------      -------     -------
        Total liabilities..........     8,008                    8,008
                                      -------      -------     -------
REDEEMABLE PREFERRED STOCK.........         0                        0
                                      -------      -------     -------
STOCKHOLDERS' EQUITY
  Common stock.....................       117      $    60         177
  Additional paid-in capital.......    11,425       12,056      23,481
  Retained earnings (deficit)......         0                        0
                                      -------      -------     -------
        Total stockholders'
          equity...................    11,542       12,116      23,658
                                      -------      -------     -------
        Total liabilities and
          stockholders' equity.....   $19,550      $12,116     $31,666
                                      =======      =======     =======

---------------

(1) Pro forma amounts for PPI are presented as if MMC and PPI were combined from July 10, 1996, the date of MMC's formation.

  See accompanying notes to unaudited pro forma combined financial statements.

                     MEDICAL MANAGER AND FOUNDING COMPANIES

                 PRO FORMA COMBINED STATEMENTS OF OPERATIONS(1)
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                              MMC/PPI    SPI      RTI     NMS(2)    SMI     ELIMINATIONS    TOTAL
Revenue
  Systems...................  $1,191    $  915   $2,765   $4,251   $2,130                  $11,252
  Software license..........   8,292    13,654        0        0        0     $(7,596)      14,350
  Maintenance and other.....   2,473     1,835    3,602    6,438    2,056         (49)      16,355
                              -------   ------   ------   ------   ------     -------      -------
         Total revenue......  11,956    16,404    6,367   10,689    4,186      (7,645)      41,957
                              -------   ------   ------   ------   ------     -------      -------
Cost of revenue
  Systems...................     843       753    1,703    3,025    1,772      (1,832)       6,264
  Software license..........     624     7,269        0        0        0      (5,813)       2,080
  Maintenance and other.....     365     1,733    2,311    3,586    1,390           0        9,385
                              -------   ------   ------   ------   ------     -------      -------
         Total costs of
           revenue..........   1,832     9,755    4,014    6,611    3,162      (7,645)      17,729
                              -------   ------   ------   ------   ------     -------      -------
           Gross margin.....  10,124     6,649    2,353    4,078    1,024                   24,228
                              -------   ------   ------   ------   ------     -------      -------
Operating expenses
  Selling, general and
    administrative..........   1,763     3,980    2,323    2,470      446                   10,982
  Research and
    development.............   2,648         0        0      676        0                    3,324
  Depreciation and
    amortization ...........     266       160      102      567       74                    1,169
                              -------   ------   ------   ------   ------     -------      -------
         Total operating
           expenses.........   4,677     4,140    2,425    3,713      520                   15,475
                              -------   ------   ------   ------   ------     -------      -------
           Income (loss)
             from
             operations.....   5,447     2,509      (72)     365      504                    8,753
Other income (expense)
  Interest expense..........       0       (24)     (50)    (178)     (24)                    (276)
  Interest income...........     108        49        0        0        0                      157
  Other.....................      (4)      240        0        0        0                      236
                             -------    ------   ------   ------   ------     -------      -------
Income (loss) before income
  taxes.....................   5,551     2,774     (122)     187      480                    8,870
Income taxes................       0       (53)    (150)       0        0                     (203)
                              -------   ------   ------   ------   ------     -------      -------
         Net income(loss)...  $5,551    $2,721   $ (272)  $  187   $  480                  $ 8,667
                              =======   ======   ======   ======   ======     =======      =======

Pro forma income per share........................................................................
Shares used in computing pro forma income per share...............................................

                                           PRO FORMA ADJUSTMENTS
                              -----------------------------------------------
                                (H)       (I)       (J)       (K)       (L)     PRO FORMA
Revenue
  Systems...................                                                     $11,252
  Software license..........                                                      14,350
  Maintenance and other.....                                                      16,355
                              -------   -------   -------   -------   -------    -------
         Total revenue......                                                      41,957
                              -------   -------   -------   -------   -------    -------
Cost of revenue
  Systems...................  $   (43)  $    41                                    6,262
  Software license..........      (38)        4                                    2,046
  Maintenance and other.....      (66)       31                                    9,350
                              -------   -------   -------   -------   -------    -------
         Total costs of
           revenue..........     (147)       76                                   17,658
                              -------   -------   -------   -------   -------    -------
           Gross margin.....      147       (76)                                  24,299
                              -------   -------   -------   -------   -------    -------
Operating expenses
  Selling, general and
    administrative..........     (643)       25                                   10,364
  Research and
    development.............                 50                                    3,374
  Depreciation and
    amortization ...........                                                       1,169
                              -------   -------   -------   -------   -------    -------
         Total operating
           expenses.........     (643)       75                                   14,907
                              -------   -------   -------   -------   -------    -------
           Income (loss)
             from
             operations.....      790      (151)                                   9,392
Other income (expense)
  Interest expense..........                      $   276                              0
  Interest income...........                                $  (157)                   0
  Other.....................                                   (236)                   0
                              -------   -------   -------   -------   -------    -------
Income (loss) before income
  taxes.....................      790      (151)      276      (393)               9,392
Income taxes................                                          $(3,413)     3,616
                              -------   -------   -------   -------   -------    -------
         Net income(loss)...  $   790   $  (151)  $   276   $  (393)  $(3,413)   $ 5,776
                              =======   =======   =======   =======   =======    =======
Pro forma income per share....................................................   $  0.33
                                                                                 =======
Shares used in computing pro forma income per share...........................    17,705(m)
                                                                                 =======

---------------
(1) Pro forma amounts for PPI are presented as if MMC and PPI were combined on July 10, 1996, the date of MMC's formation.
(2) NMS is presented on a pro forma basis to include the acquisition of Medix as if it had occurred on January 1, 1996. See Note 6.

  See accompanying notes to unaudited pro forma combined financial statements.

                          MEDICAL MANAGER CORPORATION

           NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  MEDICAL MANAGER CORPORATION BACKGROUND:

     Medical Manager Corporation ("MMC") was formed to bring together the research, development, service and support and sales and marketing efforts for The Medical Manager, a comprehensive physician practice management system, in one entity serving the United States. MMC conducted no operations prior to the consummation of the Offering, at which time it acquired the Founding Companies.

2.  HISTORICAL FINANCIAL STATEMENTS:

     The historical financial statements represent the financial position and results of operations of all the Founding Companies and were derived from the respective financial statements where indicated. All Founding Companies have a December 31 year-end or they have been converted to a December 31 year-end. Eliminations are for intercompany transactions.

3.  ACQUISITION OF FOUNDING COMPANIES:

     Concurrent with the closing of the Offering, MMC acquired substantially all of the net assets of the Founding Companies. The Mergers were accounted for as a combination of the Founding Companies at historical cost for accounting purposes, with PPI being treated as the acquiror.

     The following table sets forth for each Founding Company the consideration (in thousands) paid to its common stockholders (i) in cash; and (ii) in shares of common stock of MMC:

                                                                         COMMON STOCK
                                                                      -------------------
                                                                               FAIR VALUE
                                                             CASH     SHARES   OF SHARES
                                                            -------   ------   ----------
PPI.......................................................  $35,062    6,370    $ 70,070
SPI.......................................................    9,350    2,210      24,310
RTI.......................................................    1,753      350       3,850
NMS.......................................................       --    2,596      28,556
SMI.......................................................      779      180       1,980
                                                            -------   ------    --------
          Total...........................................  $46,944   11,706    $128,766
                                                            =======   ======    ========

4.  UNAUDITED PRO FORMA COMBINED BALANCE SHEET ADJUSTMENTS:

     (a) Records additional capital contribution by NMS.

     (b) Records the distribution of PPI's Accumulated Adjustment Account.

     (c) Records the distribution of SPI's Accumulated Adjustment Account.

     (d) Records the conversion of NMS preferred stock and notes payable to common stock and exercise of warrants for NMS.

     (e) Records the repayment of debt obligations and other pro forma adjustments.

     (f) Records the proceeds from the issuance of 6,000,000 shares of MMC Common Stock, net of approximate offering costs of $6,940,000 (based on the initial public offering price of $11.00 per share). Offering costs primarily consist of underwriting discounts and commissions, legal fees, accounting fees and printing expenses.

     The holders of 10.5 million shares of Common Stock issued in partial payment of the Mergers have agreed not to offer, sell or otherwise dispose of any of those shares for a period of two years after the Offering (or for such shorter period as the SEC may prescribe as the holding period for restricted securities under Rule 144(d)).

     (g) Records the cash portion paid to the stockholders of the Founding Companies in connection with the Mergers.

                          MEDICAL MANAGER CORPORATION

5.  UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS ADJUSTMENTS:

     (h) Adjusts compensation expense to the level the stockholders of certain of the Founding Companies have agreed to receive subsequent to the Mergers.

     (i) Adjusts for the effects of assets distributed to and the costs of certain building leases executed by MMC with the stockholders of PPI and SMI.

     (j) Records change in interest expense for pro forma adjustments to debt.

     (k) Records pro forma change in interest and dividend income and realized gains (losses) on investments for pro forma adjustments to cash and investments.

     (l) Records the incremental provision for federal and state income taxes relating to the compensation differential, S corporation income and other pro forma adjustments.

     (m) The number of shares outstanding on completion of the Offering includes the following:

Outstanding.................................................           3
Issued at Initial Public Offering...........................   6,000,000
Issued to acquire Founding Companies........................  11,705,467
Shares assumed issued from Long-Term Incentive Plan.........   1,530,000
Shares assumed repurchased from proceeds from shares assumed issued from Long-Term Incentive Plan......................  (1,530,000)
                                                              ----------
Shares estimated to be outstanding..........................  17,705,470
                                                              ==========

The following tables summarize the unaudited pro forma combined balance sheet adjustments:

PRO FORMA BALANCE SHEET
ADJUSTMENTS                          (A)        (B)       (C)     (D)      (E)      TOTAL
Cash and cash equivalents........  $ 11,875   $ (1,765)  $       $  91   $(7,855)  $  2,346
Investments......................                 (202)                                (202)
Other assets.....................                         (782)                        (782)
Current maturities of long term
  obligations....................               (1,373)   (577)            3,858      1,908
Long-term obligations............                                  200     2,982      3,182
Subordinated notes payable.......                                          1,015      1,015
Redeemable preferred stock.......                                  500                  500
Common stock.....................        (9)                       (13)      187        165
Additional paid-in capital.......   (11,866)        --            (778)    2,206    (10,438)
Retained earnings................                3,340   1,359            (2,393)     2,306
                                   --------   --------   -----   -----   -------   --------
                                   $      0   $      0   $   0   $   0   $     0   $      0
                                   ========   ========   =====   =====   =======   ========

POST-MERGER BALANCE SHEET
ADJUSTMENTS                                                (F)        (G)       TOTAL
Cash and cash equivalents..............................  $ 59,060   $(46,944)  $ 12,116
Common stock...........................................       (60)                  (60)
Additional paid-in capital.............................   (59,000)    46,944    (12,056)
                                                         --------   --------   --------
                                                         $      0   $      0   $      0
                                                         ========   ========   ========

6.  NMS AND AFFILIATES PRO FORMA COMBINED STATEMENTS OF OPERATIONS:

     The following statement sets forth the pro forma combination of NMS's operations with those of Medix in 1996. Pro forma adjustments for NMS relate to contractual salary amounts. Pro forma adjustments for Medix relate to adjustments of expenses for payroll, occupancy costs, administrative and other operating costs as provided for by NMS's management services agreement with Medix's parent company.

                               NMS AND AFFILIATES

                  PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                  NMS                                    MEDIX
                                   ---------------------------------   ------------------------------------------
                                                MANAGEMENT                              PRO
                                                   FEE         PRO                     FORMA       PRO
                                   HISTORICAL   ADJUSTMENT    FORMA    HISTORICAL   ADJUSTMENTS   FORMA    TOTAL
                                   ----------   ----------   -------   ----------   -----------   ------   ------
Revenue
  Systems........................    $3,873                  $ 3,873     $  378                   $  378   $4,251
  Maintenance and other..........     2,864       $(515)       2,349      4,089                    4,089    6,438
                                     ------       -----      -------     ------        -----      ------   ------
          Total revenue..........     6,737        (515)       6,222      4,467            0       4,467   10,689
                                     ------       -----      -------     ------        -----      ------   ------
Cost of revenue
  Systems........................     2,827                    2,827        233        $ (35)        198    3,025
  Maintenance and other..........     1,521                    1,521      2,536         (471)      2,065    3,586
                                     ------       -----      -------     ------        -----      ------   ------
          Total costs of
            revenue..............     4,348                    4,348      2,769         (506)      2,263    6,611
                                     ------       -----      -------     ------        -----      ------   ------
          Gross margin...........     2,389        (515)       1,874      1,698          506       2,204    4,078
                                     ------       -----      -------     ------        -----      ------   ------
Operating expenses
  Selling, general and
     administrative..............     1,700                    1,700      1,088         (318)        770    2,470
  Research and development.......       676                      676          0            0           0      676
  Depreciation and
     amortization................       387                      387         89           91         180      567
                                     ------       -----      -------     ------        -----      ------   ------
          Total operating
            expenses.............     2,763                    2,763      1,177         (227)        950    3,713
                                     ------       -----      -------     ------        -----      ------   ------
          Income (loss) from
            operations...........      (374)       (515)        (889)       521          733       1,254      365
                                     ------       -----      -------     ------        -----      ------   ------
Other income (expense)
  Interest expense...............      (178)                    (178)       (41)          41           0     (178)
  Interest income................         0                        0         11          (11)          0        0
                                     ------       -----      -------     ------        -----      ------   ------
Income (loss) before income
  taxes..........................      (552)       (515)      (1,067)       491          763       1,254      187
Income taxes.....................         0                        0        (37)          37           0        0
                                     ------       -----      -------     ------        -----      ------   ------
          Net income (loss)......    $ (552)      $(515)     $(1,067)    $  454        $ 800      $1,254   $  187
                                     ======       =====      =======     ======        =====      ======   ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April, 1997.

                                          MEDICAL MANAGER CORPORATION

                                          By:      /s/ MICHAEL A. SINGER
                                            ------------------------------------
                                                     Michael A. Singer
                                               Chairman of the Board & Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                /s/ MICHAEL A. SINGER                  Chairman of the Board and Chief    April 9, 1997
-----------------------------------------------------    Executive Officer (Principal
                  Michael A. Singer                      Executive Officer)

                 /s/ LEE A. ROBBINS                    Vice President and Chief           April 9, 1997
-----------------------------------------------------    Financial Officer (Principal
                   Lee A. Robbins                        Financial and Accounting
                                                         Officer)

                  /s/ JOHN H. KANG                     President; Director                April 9, 1997
-----------------------------------------------------
                    John H. Kang

               /s/ RICHARD W. MEHRLICH                 Executive Vice                     April 9, 1997
-----------------------------------------------------    President -- Sales and
                 Richard W. Mehrlich                     Marketing; Director

                               INDEX TO EXHIBITS

EXHIBIT        DESCRIPTION
-------        -----------
2.1       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, Personalized
               Programming, Inc., PPI Acquisition I Corp. and the
               Stockholder named therein (Incorporated by reference to
               Exhibit 2.1 to the Registrant's Registration Statement on
               Form S-1 (Registration No. 333-13101))
2.2       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, Systems Plus, Inc.,
               Systems Plus Distribution, Inc., SPI Acquisition I Corp.,
               SPDI Acquisition I Corp. and the Stockholder named therein
               (Incorporated by reference to Exhibit 2.2 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
2.3       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, National Medical
               Systems, Inc., NMS Acquisition I Corp. and the Stockholders
               named therein (Incorporated by reference to Exhibit 2,3 to the Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
2.4       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, RTI Business Systems,
               Inc., RTI Acquisition I Corp. and the Stockholders named
               therein (Incorporated by reference to Exhibit 2.4 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
2.5       --   Agreement and Plan of Reorganization, dated as of September
               30, 1996, by and among the Company, Systems Management,
               Inc., SMI Acquisition I Corp. and the Stockholders named
               therein (Incorporated by reference to Exhibit 2.5 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
3.1       --   Certificate of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 333-13101))
3.2       --   By-laws of the Company (Incorporated by reference to Exhibit
               3.2 to Amendment No. 1 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 333-13101))
4         --   Form of certificate evidencing ownership of Common Stock of the Company (Incorporated by reference to Exhibit 4 to
               Amendment No. 1 to the Registrant's Registration Statement
               on Form S-1 (Registration No. 333-13101))
10.1*     --   1996 Long-Term Incentive Plan of the Company (Incorporated
               by reference to Exhibit 10.1 to Amendment No. 3 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 13101))
10.2*     --   1996 Non-Employee Directors' Stock Plan of the Company
               (Incorporated by reference to Exhibit 10.2 to Amendment No.
               2 to the Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
10.3*     --   Employment Agreement, dated as of February 4, 1997, between the Company and Michael A. Singer
10.4*     --   Employment Agreement, dated as of February 4, 1997, between the Company and Richard W. Mehrlich
10.5*     --   Employment Agreement, dated as of February 4, 1997, between the Company and John H. Kang
10.6*     --   Employment Agreement, dated as of February 4, 1997, between the Company and Frederick B. Karl, Jr.
10.7*     --   Employment Agreement, dated as of November 25, 1996, between the Company and Lee A. Robbins (Incorporated by reference to
               Exhibit 10.7 to Amendment No. 2 to the Registrant's
               Registration Statement on Form S-1 (Registration No.
               333-13101))

EXHIBIT        DESCRIPTION
-------        -----------
10.8*     --   Employment Agreement, dated as of February 4, 1997, between the Company and Henry W. Holbrook
10.9*     --   Employment Agreement, dated as of February 4, 1997, between the Company and Thomas P. Liddell
10.10     --   Lease between PPI Holding Company, Inc. and Personalized
               Programming, Inc., dated March 12, 1996, as amended
               (Incorporated by reference to Exhibit 10.10 to Amendment No.
               1 to the Registrant's Registration Statement on Form S-1
               (Registration No. 333-13101))
10.11     --   Lease between Liddell, L.L.C. and Systems Management, Inc.
10.12     --   Master License Agreement between Personalized Programming,
               Inc. and Systems Plus, Inc. dated November 15, 1982,
               together with eight addenda thereto (Incorporated by
               reference to Exhibit 10.12 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 333-13101))
10.13     --   Management Services Agreement and Option Agreement, dated as of September 1, 1996, between Medix, Inc. and National
               Medical Systems, Inc. (Incorporated by reference to Exhibit
               10.13 to Amendment No. 1 to the Registrant's Registration
               Statement on Form S-1 (Registration No. 13101))
10.14     --   Stock Purchase Agreement, dated as of December 26, 1996, by and among the Company, National Medical Systems, Inc. and
               Electronic Data Systems Corporation (Incorporated by
               reference to Exhibit 10.14 to Amendment No. 2 to the
               Registrant's Registration Statement on Form S-1
               (Registration No. 13101))
21        --   List of subsidiaries of the Company
27        --   Financial Data Schedule (for SEC use only)
99        --   Financial Statements of Systems Plus, Inc., and Systems Plus
               Distribution, Inc., National Medical Systems, Inc., RTI
               Business Systems, Inc. and Systems Management, Inc. included in the Registrant's Form 8-K filed with the Securities and
               Exchange Commission on April 8, 1997