Form 10-Q
period 1997-03-31
MEDICAL MANAGER CORP
filed 1997-05-15
CIK 1022147

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                        Commission File Number: 0-29090

                          MEDICAL MANAGER CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           59-3396629
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

3001 NORTH ROCKY POINT DRIVE EAST, SUITE 100, TAMPA, FLORIDA        33607
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (813) 287-2990
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES X  NO
            ---   ---

         As of May 14, 1997, 18,413,408 shares of the registrant's common stock were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

         The following consolidated financial statements of Medical Manager Corporation, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim periods reported have been made. Results of operations for the quarter ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year ended December 31, 1997.

                          MEDICAL MANAGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             March 31,      December 31,
                                                                               1997            1996
                                                                            (Unaudited)
                                      ASSETS

CURRENT ASSETS
  Cash and cash equivalents............................................       $18,903             $1,765
  Investments..........................................................           203                202
  Accounts receivable..................................................         5,779              1,779
  Inventory............................................................           537                  0
  Prepaid expenses and other current assets............................           568                118
  Deferred income taxes................................................           462                  0
                                                                         ------------      -------------
        Total current assets...........................................        26,452              3,864

PROPERTY AND EQUIPMENT, net............................................         2,397                505
GOODWILL AND OTHER INTANGIBLES, net....................................         6,178                  0
OTHER ASSETS...........................................................           863                161
                                                                         ------------      -------------
        Total assets...................................................       $35,890             $4,530
                                                                         ============      =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable........................................................       $ 4,018             $    0
  Accounts payable and accrued liabilities.............................         4,018                760
  Customer deposits and deferred maintenance revenue...................         3,992                940
  Income taxes payable.................................................           999                  0
                                                                         ------------      -------------
        Total current liabilities......................................        13,027              1,700

DUE TO AFFILIATE.......................................................             0                117
                                                                         ------------      -------------
        Total liabilities..............................................        13,027              1,817
                                                                         ------------      -------------
STOCKHOLDERS' EQUITY
  Common stock.........................................................           177                 64
  Additional paid-in capital...........................................        21,499                  0
  Retained earnings....................................................         1,187              2,649
                                                                         ------------      -------------
        Total stockholders' equity.....................................        22,863              2,713
                                                                         ------------      -------------
        Total liabilities and stockholders' equity.....................       $35,890             $4,530
                                                                         ============      =============


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        (In Thousands Except Share Data)
                                  (Unaudited)

                                                          Quarter Ended                  ProForma Quarter
                                                            March 31,                     Ended March 31,
                                                       1997           1996             1997            1996
Revenue
  Systems.....................................        $6,193         $2,208          $ 8,215          $5,902
  Maintenance and other.......................         3,804            744            4,923           3,816
                                                   ---------      ---------       ----------      ----------
        Total revenue.........................         9,997          2,952           13,138           9,718
                                                   ---------      ---------       ----------      ----------
Cost of systems revenue                                1,788            362            2,936           1,836
  Maintenance and other.......................         1,852             69            2,447           2,097
                                                   ---------      ---------       ----------      ----------
        Total cost of revenue.................         3,640            431            5,385           3,933
                                                   ---------      ---------       ----------      ----------
                 Gross margin.................         6,357          2,521            7,755           5,785
                                                   ---------      ---------       ----------      ----------
Operating expenses
  Selling, general and administrative.........         2,332            289            3,065           2,262
  Research and development....................           776            574              798             667
  Depreciation and amortization...............           227             88              317             291
                                                   ---------      ---------       ----------      ----------
        Total operating expenses..............         3,335            951            4,180           3,220
                                                   ---------      ---------       ----------      ----------
                 Income from operations.......         3,022          1,570            3,575           2,565

Other income (expense)
  Interest expense............................           (45)             0              (45)              0
  Interest income.............................           149             32              149               0
                                                   ---------      ---------       ----------      ----------
Income before income taxes....................         3,126          1,602            3,679           2,565

Income taxes..................................           576              0            1,389             988
                                                   ---------      ---------       ----------      ----------
                 Net income...................        $2,550         $1,602          $ 2,290          $1,577
                                                   =========      =========       ==========      ==========
Income per share..............................         $0.14                           $0.13           $0.09

Shares used in computing income per share.....    17,705,470                      17,705,470      17,705,470


              The accompanying notes are an integral part of these
                      consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In Thousands)
                                  (Unaudited)

                                               Common Stock           Additional
                                            -------------------        paid in      Retained
                                            Shares       Amount        Capital      Earnings         Total

Balance January 1, 1997...................   6,370        $ 64        $      0       $ 2,649      $   2,713
Dividends (by PPI prior to
  Mergers)................................                                            (4,012)        (4,012)
Issuance of common stock at
  the Offering, net.......................   6,000          60          58,170                       58,230
Mergers:
  Payments to PPI stockholder.............                             (35,062)                     (35,062)
  Issuance of Common Stock and payment
   to other Founding Companies'
   stockholders, net .....................   5,335          53          (1,609)                      (1,556)
Net income................................                                             2,550          2,550
                                            ------        ----        --------       -------      ---------

Balance March 31, 1997....................  17,705        $177        $ 21,499       $ 1,187      $  22,863
                                            ======        ====        ========       =======      =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                                               Quarter Ended March 31,
                                                                                1997             1996
Cash flows from operating activities:
  Net income...........................................................     $  2,550          $ 1,601
     Adjustments to reconcile net income to net cash
       provided by operating activities:
     Depreciation and amortization.....................................          227               88
     Deferred income taxes.............................................         (350)               0
  Changes in assets and liabilities, net of effects from acquisitions
     Accounts receivable...............................................       (1,494)             148
     Inventory.........................................................          134                0
     Prepaid expenses and other assets.................................         (384)             (11)
     Accounts payable and accrued liabilities..........................       (1,327)            (233)
     Customer deposits and deferred maintenance revenue................           75              285
     Income taxes payable..............................................          866                0
                                                                         -----------      -----------
  Net cash provided by operating activities............................          297            1,878
                                                                         -----------      -----------
Cash flows from investing activities:
  Purchases of investments.............................................            0              (20)
  Proceeds from sale of investments....................................            0              100
  Purchases of property and equipment..................................         (196)            (101)
  Payments for acquisitions made, net of cash acquired.................       (9,466)               0
                                                                         -----------      -----------
  Net cash used in investing activities................................       (9,662)             (21)
                                                                         -----------      -----------
Cash flows from financing activities:
  Payment of notes payable.............................................          (46)               0
  Due to affiliates....................................................        4,997                0
  Net proceeds from sale of common stock...............................       58,230                0
  Payments made to stockholder of PPI..................................      (35,062)               0
  Dividends............................................................       (1,616)            (578)
                                                                         -----------      -----------
  Net cash provided by (used in) financing activities..................       26,503             (578)
                                                                         -----------      -----------
Net change in cash and cash equivalents                                       17,138            1,279

Cash and cash equivalents:
  Beginning of period..................................................        1,765            1,167
                                                                         -----------      -----------
  End of period........................................................     $ 18,903          $ 2,446
                                                                         ===========      ===========
Non-cash dividends.....................................................     $  2,398          $     0


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION:

         Medical Manager Corporation ("MMC") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager, a leading physician practice management system for independent physicians, physician groups, management service organizations ("MSOs"), independent practice associations ("IPAs"), managed care organizations and other providers of health care services in the United States. On February 4, 1997 MMC acquired ("the Mergers") simultaneously with the closing of its initial public offering of common stock ("the Offering") five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("PPI"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("SPI"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("NMS"), Medical Manager RTI, Inc. (formerly RTI Business Systems, Inc.) ("RTI") and Medical Manager Systems Management, Inc. (formerly Systems Management, Inc.) ("SMI"). MMC and the Founding Companies are referred to collectively as the "Company." All outstanding shares of the Founding Companies' capital stock were converted into shares of MMC Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid by MMC for the Founding Companies was approximately $46.9 million in cash and 11.7 million shares of Common Stock of MMC for an aggregate value of $175.7 million. The acquisitions were accounted for as a combination of the Founding Companies at historical cost for accounting purposes. PPI is identified as the acquiror for financial statement presentation purposes and is presented on a combined basis with MMC from July 10, 1996. MMC conducted no significant operations and generated no revenue prior to the closing of the Offering.

        The accompanying historical financial statements include MMC and PPI through February 4, 1997, the date of the acquisition of the Founding Companies, after which the financial statements reflect the results of MMC, PPI and the other Founding Companies.

        The pro forma statements of operations include the results of MMC, PPI and the other Founding Companies as if they had been acquired on January 1, 1996. Pro forma data also reflects adjustments for (i) compensation differentials to employees and former stockholders of the Founding Companies
(ii) effects of assets distributed to and the costs of certain building leases executed by MMC with the stockholders of PPI and SMI; (iii) changes in interest expense, interest and dividend income and realized gains (losses) on investments for pro forma adjustments to cash, investments and debt; (iv) termination costs for certain leases and former employees resulting from the acquisition of the Founding Companies and (v) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

        The pro forma statements of operations may not be indicative of actual results if the Mergers had occurred on the date indicated or which may be realized in the future. Neither expected benefits and cost reductions anticipated by the Company nor future corporate costs of MMC nor interest income from investment of offering proceeds have been reflected in the pro forma statements of operations for 1996, nor for the period from January 1, 1997 through February 4, 1997. The actual results of MMC, PPI and the other Founding Companies for the period from February 5, 1997 through March 31, 1997, inclusive of actual corporate costs and interest income, have been included in the pro forma results for the three months ended March 31, 1997. It is suggested that these pro forma combined statements of operations be read in conjunction with the pro forma combined financial statements of MMC and the Founding Companies and the notes thereto included in the Company's Registration Statement on Form

S-1 (Reg. No. 333-25215) relating to the Shelf Registration of Common Stock, which was filed with the Securities and Exchange Commission ("SEC") on April 15, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying interim financial statements do not include all disclosures included in the financial statements for the years ended December 31, 1995 and 1996 as included in the Company's Form 10-K for the year ended December 31, 1996, and therefore should be read in conjunction with the financial statements included in the Form 10-K.

         Revenue from systems includes the sale of systems and revenue from software licenses.

         In the opinion of management, the interim financials filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

NOTE 3 - NOTES PAYABLE:

         Notes payable at March 31, 1997 include approximately $3.9 million for amounts due to the stockholders of PPI and SPI for dividends equal to the estimated balance in the S Corporations Accumulated Adjustment Account as of February 4, 1997. Such amounts are due on demand and carry annual interest rates from 5.85% to 8.0%. Approximately $1.5 million was paid in April, 1997.

NOTE 4 - EARNINGS PER SHARE:

         Historical earnings per share calculations for the first quarter of 1996 have not been presented because it is not considered meaningful as a result of the exclusion of the Founding Companies as discussed in Note 1.

         In February 1997 the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data in future periods.

NOTE 5 - UNAUDITED PRO FORMA INCOME TAX INFORMATION:

         Prior to the acquisition of the Founding Companies, PPI was an S Corporation and, accordingly, the combined financial statements of MMC and PPI did not reflect a provision for income taxes, as income taxes were the responsibility of PPI's individual stockholder. Effective with the acquisition of the Founding Companies, PPI, SPI and SMI terminated their S Corporation status. The following unaudited pro forma income tax, based on historical information, is presented in accordance with Statement of Financial Accounting Standards No. 109 as if PPI, SPI and SMI had each been a C Corporation subject to federal and state income taxes throughout the periods presented.

(In Thousands)

                                                       Quarter Ended          Quarter Ended
                                                       March 31, 1997         March 31, 1996
                                                       --------------------------------------

Income before provision for income taxes                   $3,126                 $1,601
Provision for income taxes                                  1,176                    616
                                                           ------                 ------
Pro forma net income                                       $1,950                 $  985
                                                           ======                 ======


NOTE 6 - SUBSEQUENT EVENTS

         Subsequent to the consummation of the Offering, the Company executed definitive merger agreements to acquire the following Medical Manager dealers (the "Acquisitions"): (i) Adaptive Health Systems of Washington based in Federal Way, Washington; (ii) LSM Computing, Inc. based in Somerville, New Jersey; and
(iii) UNICO, Inc. based in Evansville, Indiana. The Acquisitions were accounted for using the pooling-of-interests method of accounting. The aggregate consideration paid for the Acquisitions consisted of 707,938 shares of Common Stock. The closings of the Acquisitions occurred during the week of April 28, 1997. The impact of the Acquisitions on revenues, net income or earnings per share is not considered material.

         Also subsequent to the consummation of the Offering, the Company executed a definitive merger agreement to acquire Specialized Systems, Inc., a Medical Manager dealer based in Van Nuys, California (the "Proposed Acquisition"). The Proposed Acquisition will be accounted for using the pooling-of-interests method of accounting. The consideration to be paid to the Proposed Acquisition is approximately 286,198 shares of Common Stock. The closing of the Proposed Acquisition is expected to be in May 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         This filing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in government regulations, competition and risks of operations and growth of the newly acquired businesses.

         Medical Manager Corporation ("MMC") was founded in July, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager, a leading physician practice management system for independent physicians, physician groups, management service organizations ("MSOs"), independent practice associations ("IPAs"), managed care organizations and other providers of health care services in the United States. Simultaneously with the closing of the Company's initial public offering (the "Offering") on February 4, 1997, MMC acquired (the "Merger") the following five companies which became wholly owned subsidiaries of MMC (the "Founding Companies"): medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("PPI"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("SPI"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("NMS"), Medical Manager RTI, Inc. (formerly RTI Business Systems, Inc.) ("RTI") and Medical Manager Systems Management, Inc. (formerly Systems Management, Inc.) ("SMI"). MMC and the Founding Companies are referred to collectively as the "Company."

         The Company has begun to realize savings by consolidating certain general sales, administrative and purchasing functions. In addition, the Company has begun to realize savings from the reduction in interest expense related to the payment of the Founding Companies' debt and interest income from the investment of offering proceeds. These savings and interest income are being partially offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management. Neither these savings nor the costs associated therewith have been included in the pro forma statements of operations. As a result, pro forma results may not be comparable to, or indicative of, future performance.

         As a professional sales and services organization, the Company responds to the product opportunities and service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its products and services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future periods.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

        REVENUE

         The Company's total revenue for the three months ended March 31, 1997 increased to $13.1 million from $9.7 million for the corresponding period in 1996, an increase of $3.4 million or 35.2%. Revenue from systems for the three months ended March 31, 1997 increased to $8.2 million (62.5% of total revenue) from $5.9 million (60.7% of total revenue) for the corresponding period in 1996, an increase of $2.3 million or 39.2%. The increase was primarily due to increased sales to MSOs, which typically generate greater revenue per system sold than do systems sold to individual practices. Revenue from maintenance and other sources for the three months ended March 31, 1997 increased to $4.9 million (37.5% of total revenue) from $3.8 million (39.3% of total revenue) for the corresponding period in 1996, an increase of $1.1 million or 29.0%. The increase was primarily a result of sales of additional maintenance contracts due to continued growth in the Company's installed base.

        COST OF REVENUE

         The total cost of revenue for the three months ended March 31, 1997 increased to $5.4 million from $3.9 million for the corresponding period in 1996, an increase of $1.5 million or 36.9%. The growth in the cost of revenue resulted in a slight decline in gross margin to 59.0% for the three months ended March 31, 1997 from 59.5% for the corresponding period in 1996. Cost of revenue for systems for the three months ended March 31, 1997 increased to $2.9 million from $1.8 million for the corresponding period in 1996, an increase of $1.1 million or 59.9%. The increase was due principally to increased equipment costs for sales to MSOs. Cost of revenue for maintenance and other sources for the three months ended March 31, 1997 increased to $2.4 million from $2.1 million for the corresponding period in 1996, an increase of $0.3 million or 16.7%. The increase was due principally to additional maintenance contracts and was partially offset by a greater allocation of overhead to cost of revenue for systems as revenue from systems increased at a greater rate than that for maintenance and other.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased to $3.1 million for the three months ended March 31, 1997 from $2.3 million for the corresponding period in 1996, an increase of $0.8 million or 35.5% but remained unchanged as a percentage of total revenue (23.3%). The increase was due to increased selling costs resulting from increased revenue and the hiring of additional administrative personnel and other costs incurred in conjunction with the Mergers.

         RESEARCH AND DEVELOPMENT

         Research and development ("R&D") for the three months ended March 31, 1997 increased to $0.8 million (6.1% of total revenue) from $0.7 million (6.9% of total revenue)for the corresponding period in 1996, an increase of $0.1 million or 19.6%. The increase was due to an approximate 30% increase in R&D personnel hired to support development activities relating to: (i) a new release of The Medical Manager incorporating an advanced appointment scheduler and other enhancements; (ii) graphical user interface and relational database technologies for use in future versions of The Medical Manager; (iii) the development of a module for use in the management of multiple physician practices; (iv) an electronic medical records module; and (v) a module for use in claims adjudication. Certain of these initiatives were begun in previous periods, but required additional resources as they reached more advanced stages of development.

         OTHER INCOME, NET

         Other income of $0.1 million for the three months ended March 31, 1997 resulted primarily from the investment of net proceeds from the Offering.

         PROVISION FOR INCOME TAXES

         Provision for income taxes was $1.4 million for an effective tax rate of 37.8% of income before income taxes for the three months ended March 31, 1997 compared to $1.0 million for an effective tax rate of 38.5% of income before income taxes for the corresponding period in 1996. The reduced rate reflects the effect of nontaxable investment income in the three months ended March 31, 1997.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         REVENUE

         The Company's total revenue for the three months ended March 31, 1997 increased to $10.0 million from $3.0 million for the corresponding period in 1996, an increase of $7.0 million or 238.7%. The increase was primarily due to the inclusion of $6.1 million in revenue of the other Founding Companies in the first quarter of 1997. Revenue from systems for the three months ended March 31, 1997 increased to $6.2 million (61.9% of total revenue) from $2.2 million (74.8%) for the corresponding period in 1996, an increase of $4.0 million or 180.5%. The increase was primarily due to the inclusion of $3.6 million in systems revenue of the other Founding Companies in the first quarter of 1997, after the elimination of inter-company sales. Revenue from maintenance and other sources for the three months ended March 31, 1997 increased to $3.8 million (38.1% of total revenue) from $0.7 million (25.2% of total revenue) for the corresponding period in 1996, an increase of $3.1 million or 411.3%. The increase was primarily due to the inclusion of $2.5 million in maintenance and other revenue of the other Founding Companies in the first quarter of 1997 and $0.5 million in revenue from national interfaces.

         COST OF REVENUE

         The total cost of revenue for the three months ended March 31, 1997 increased to $3.6 million from $0.4 million for the corresponding period in 1996, an increase of $3.2 million or 744.5%. The increase was primarily due to the inclusion of $3.1 million in cost of revenue of the other Founding Companies in the first quarter of 1997, after elimination of inter-company debt The growth in the cost of revenue resulted in a decline in gross margin to 63.6% for the three months ended March 31, 1997 from 85.4% for the corresponding period in 1996. Cost of revenue for systems for the three months ended March 31, 1997 increased to $1.8 million from $0.4 million for the corresponding period in 1996, an increase of $1.4 million or 393.9%. The increase was primarily due to the inclusion of $1.4 million in cost of revenue for systems of the other Founding Companies in the first quarter of 1997, principally for equipment costs for systems sales to MSOs. Cost of revenue for maintenance and other sources for the three months ended March 31, 1997 increased to $1.9 million from $0.1 million for the corresponding period in 1996, an increase of $1.8 million. The increase was primarily due to the inclusion of $1.7 million in cost of revenue for maintenance and other sources of the other Founding Companies in the first quarter of 1997.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased to $2.3 million for the three months ended March 31, 1997 (23.3% of total revenue) from $0.3 million (9.8% of total revenue) for the corresponding period in 1996, an increase of $2.0 million or 706.9%. The increase was primarily due to the inclusion of $1.6 million in selling, general and administrative expenses of the other Founding Companies and $0.3 million in administrative expenses incurred principally in conjunction with the Mergers.

         RESEARCH AND DEVELOPMENT

         R&D for the three months ended March 31, 1997 increased to $0.8 million (7.8% of total revenue) from $0.6 million (19.4% of total revenue) for the corresponding period in 1996, an increase of $0.2 million or 35.2%. The increase was due to an approximate 30% increase in R&D personnel hired to support development activities relating to: (i) a new release of The Medical Manager incorporating an advanced appointment scheduler and other enhancements;
(ii) an electronic medical records module; and (iii) an module for use in the management of multiple physician practices. Certain of these initiatives were begun in previous periods, but required additional resources as they reached more advanced stages of development.

         OTHER INCOME

         Other income of $0.1 million for the three months ended March 31, 1997 resulted primarily from the investment of the net proceeds from the Offering.

         PROVISION FOR INCOME TAXES

         The Company's provision for income taxes increased to $0.6 million for the three months ended March 31, 1997, net of a deferred tax benefit of $0.4 million related to the termination of the S Corporation status of PPI effective February 4, 1997, and gives effect to PPI's income being taxed to its stockholder prior to such termination and the effect of nontaxable investment income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its growth principally through proceeds from the Offering.

         Net cash provided by operating activities was $0.3 million for the three months ended March 31, 1997. Included in net cash provided by operating activities for the three months ended March 31, 1997 is a reduction of approximately $0.7 million in accounts payable and accrued liabilities of the other Founding Companies that were assumed in connection with the Mergers.

         On February 4, 1997, the Company completed the Offering of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.4 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies.

         MMC and each of the Founding Companies had separate banking relationships through February 4, 1997. Effective February 5, 1997, these separate banking relationships were consolidated into a single banking relationship with Barnett Bank of Tampa. The Company is negotiating a line of credit of $30 million with Barnett Bank of Tampa to be used for working capital and other general corporate purposes, including future acquisitions.

         The Company believes the net proceeds for the sale of Common Stock in the Offering, together with existing sources of liquidity and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next six months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosure requirements of this Item 3 and
Item 305 of Regulation S-K are inapplicable to the Company at this time.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is made to the section headed "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which was filed with the Securities and Exchange Commission on April 8, 1997, for a description of material legal proceedings. There have been no material developments in the Company's legal proceedings since the date on which the referenced Annual Report on Form 10-K was filed.

ITEM 2.  CHANGE IN SECURITIES.

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5.  OTHER INFORMATION.

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

             The following document is filed as an exhibit to this Current Report on Form 8-K.

             27.1     Financial Data Schedule

         (b) Reports on Form 8-K.

             A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 8, 1997 in connection with the acquisition by the Company of the Founding Companies on February 4, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MEDICAL MANAGER CORPORATION




Date: May 15, 1997

                                      By: /s/ Lee A. Robbins
                                      -----------------------------------------
                                      Lee A. Robbins
                                      Vice President and Chief Financial Officer