Form 10-Q
period 1997-06-30
MEDICAL MANAGER CORP
filed 1997-08-14
CIK 1022147

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                        COMMISSION FILE NUMBER 0-29090

                          MEDICAL MANAGER CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      59-3396629
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                 3001 NORTH ROCKY POINT DRIVE EAST, SUITE 100,
                              TAMPA, FLORIDA 33607
              (Address of principal executive offices) (Zip Code)

                                 (813) 287-2990
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year
                         if changed since last report)

     Indicates by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 11, 1997, there were 19,242,464 shares of the registrant's common stock issued and outstanding.

================================================================================

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Medical Manager Corporation, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim and year-to-date periods reported have been made. The current year financial statements include the results of Adaptive Health Systems of Washington, Inc., LSM Computing, Inc., Specialized Systems, Inc., TreisterThorne, Inc. d/b/a Advanced Medical Management and UNICO, Inc., all of which were merged into Medical Manager Corporation during the quarter ended June 30, 1997. All mergers were accounted for based upon the pooling-of-interests method of accounting. Prior year financial statements have been restated to reflect the results of the mergers. Results of operations for the quarter ended June 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

                          MEDICAL MANAGER CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                1997         1996
                                                              --------   ------------
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $16,113       $2,413
  Investments...............................................        0          202
  Accounts receivable.......................................    7,715        2,989
  Inventory.................................................    1,039           64
  Prepaid expenses and other current assets.................    1,566          158
  Deferred income taxes.....................................      462            0
                                                              -------       ------
          Total current assets..............................   26,895        5,826
PROPERTY AND EQUIPMENT, net.................................    2,983          864
GOODWILL AND OTHER INTANGIBLES, net.........................    6,086            0
OTHER ASSETS................................................       81          275
                                                              -------       ------
          Total assets......................................  $36,045       $6,965
                                                              =======       ======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.............................................  $ 1,774       $  189
  Accounts payable and accrued liabilities..................    4,122        1,425
  Customer deposits and deferred maintenance revenue........    4,214        1,661
  Income taxes payable......................................      494            0
                                                              -------       ------
          Total current liabilities.........................   10,604        3,275
LONG-TERM OBLIGATIONS, net of current maturities............      178          550
DUE TO AFFILIATE............................................        0          118
                                                              -------       ------
          Total liabilities.................................   10,782        3,943
STOCKHOLDERS' EQUITY
  Common stock..............................................      188           75
  Additional paid-in capital................................   21,583           39
  Retained earnings.........................................    3,492        2,908
                                                              -------       ------
          Total stockholders' equity........................   25,263        3,022
                                                              -------       ------
          Total liabilities and stockholders' equity........  $36,045       $6,965
                                                              =======       ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               QUARTER ENDED      PRO FORMA QUARTER
                                                                 JUNE 30,          ENDED JUNE 30,
                                                            -------------------   -----------------
                                                               1997       1996          1996
                                                            ----------   ------   -----------------
Revenue
  Systems.................................................  $   10,006   $3,919      $    6,958
  Maintenance and other...................................       5,961    1,489           4,947
                                                            ----------   ------      ----------
          Total revenue...................................      15,967    5,408          11,905
                                                            ----------   ------      ----------
Cost of revenue
  Systems.................................................       3,399    1,122           1,933
  Maintenance and other...................................       3,238      638           2,995
                                                            ----------   ------      ----------
          Total costs of revenue..........................       6,637    1,760           4,928
                                                            ----------   ------      ----------
          Gross margin....................................       9,330    3,648           6,977
Operating expenses
  Selling, general and administrative.....................       4,277    1,050           3,085
  Research and development................................         812      649             870
  Depreciation and amortization...........................         314       84             260
                                                            ----------   ------      ----------
          Total operating expenses........................       5,403    1,783           4,215
                                                            ----------   ------      ----------
          Income from operations..........................       3,927    1,865           2,762
Other income (expense)
  Interest expense........................................         (44)      (1)             (1)
  Interest income.........................................         193       25               4
  Other...................................................          62        1              18
                                                            ----------   ------      ----------
Income before income taxes................................       4,138    1,890           2,783
Income taxes..............................................       1,530        3           1,071
                                                            ----------   ------      ----------
          Net income......................................  $    2,608   $1,887      $    1,712
                                                            ==========   ======      ==========
Earnings per common share and common equivalent share
  (Note 4):...............................................  $     0.14               $     0.09
Shares used in computing earnings per common share and
  common equivalent share (Note 4):.......................  18,830,414               18,821,411

  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED      PRO FORMA SIX MONTHS
                                                          JUNE 30,             ENDED JUNE 30,
                                                     -------------------   -----------------------
                                                        1997       1996       1997         1996
                                                     ----------   ------   ----------   ----------
Revenue
  Systems..........................................  $   17,123   $7,090   $   19,119   $   13,823
  Maintenance and other............................      10,976    2,846       12,102        9,377
                                                     ----------   ------   ----------   ----------
          Total revenue............................      28,099    9,936       31,221       23,200
Cost of revenue
  Systems..........................................       5,680    2,134        6,809        4,431
  Maintenance and other............................       5,791    1,118        6,386        5,491
                                                     ----------   ------   ----------   ----------
          Total costs of revenue...................      11,471    3,252       13,195        9,922
                                                     ----------   ------   ----------   ----------
          Gross margin.............................      16,628    6,684       18,026       13,278
Operating expenses
  Selling, general and administrative..............       7,353    1,995        8,086        6,002
  Research and development.........................       1,588    1,224        1,610        1,537
  Depreciation and amortization....................         561      210          651          590
                                                     ----------   ------   ----------   ----------
          Total operating expenses.................       9,502    3,429       10,347        8,129
                                                     ----------   ------   ----------   ----------
          Income from operations...................       7,126    3,255        7,679        5,149
Other income (expense)
  Interest expense.................................         (95)      (3)         (95)          (3)
  Interest income..................................         343       41          343            7
  Other............................................          76       24           76           18
                                                     ----------   ------   ----------   ----------
Income before income taxes.........................       7,450    3,317        8,003        5,171
Income taxes.......................................       2,151        6        2,991        1,991
                                                     ----------   ------   ----------   ----------
          Net income...............................  $    5,299   $3,311   $    5,012   $    3,180
                                                     ==========   ======   ==========   ==========
Earnings per common share and common equivalent
  share (Note 4):..................................  $     0.28            $     0.27   $     0.17
Shares used in computing earnings per common share
  and common equivalent share (Note 4):............  18,827,730            18,827,730   18,821,411

  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      COMMON STOCK     ADDITIONAL
                                                     ---------------    PAID IN     RETAINED
                                                     SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                                     ------   ------   ----------   --------   -------
Balance January 1, 1997............................   7,486    $ 75     $    39      $2,908    $ 3,022
Dividends (by PPI prior to Mergers)................                                  (4,012)    (4,012)
Issuance of common stock at the Offering, net......   6,000      60      58,170                 58,230
Mergers:
  Payments to PPI Stockholder......................                     (35,062)               (35,062)
  Issuance of Common Stock and payment to other
     Founding Companies' stockholders, net.........   5,335      53      (1,609)                (1,556)
Acquisitions:
  Distributions....................................                                    (658)      (658)
  Contributions....................................                          45         (45)
Net income.........................................                                   5,299      5,299
                                                     ------    ----     -------      ------    -------
Balance June 30, 1997..............................  18,821    $188     $21,583      $3,492    $25,263
                                                     ======    ====     =======      ======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Cash flows from operating activities:
  Net income................................................  $  5,299    $ 3,311
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................       561        210
     Deferred income taxes..................................      (350)         1
     (Gain) on sale of property and equipment...............         0         (3)
     Realized gain on marketable securities.................       (52)         0
  Changes in assets and liabilities, net of effects from
     acquisitions
     Accounts receivable....................................    (2,169)      (363)
     Inventory..............................................      (264)       (30)
     Prepaid expenses and other current assets..............      (584)         4
     Other assets...........................................        47        296
     Accounts payable and accrued liabilities...............    (1,919)       506
     Customer deposits and deferred maintenance revenue.....      (442)        (4)
     Income taxes payable...................................       360          0
                                                              --------    -------
  Net cash provided by operating activities.................       487      3,928
                                                              --------    -------
Cash flow from investing activities:
  Purchases of investments..................................         0        (50)
  Proceeds from sale of investments.........................       254        100
  Purchases of property and equipment.......................      (499)      (224)
  Proceeds from sale of property and equipment..............         7         26
  Collections on notes receivable -- related party, net.....         0         27
  Payments for acquisitions made, net of cash acquired......    (9,466)         0
                                                              --------    -------
  Net cash used in investing activities.....................    (9,704)      (121)
                                                              --------    -------
Cash flow from financing activities:
  Proceeds from the issuance of notes payable...............       283          0
  Payments of notes payable.................................    (3,276)       (31)
  Due to affiliates.........................................     4,997          0
  Net proceeds from the issuance of common stock............    58,230          0
  Payments made to stockholder of PPI.......................   (35,062)         0
  Dividends.................................................    (2,255)    (2,077)
                                                              --------    -------
  Net cash provided by (used in) financing activities.......    22,917     (2,108)
                                                              --------    -------
Net change in cash and cash equivalents.....................    13,700      1,699
                                                              --------    -------
Cash and cash equivalents:
  Beginning of period.......................................     2,413      1,405
                                                              --------    -------
  End of period.............................................  $ 16,113    $ 3,104
                                                              ========    =======
Non-cash dividends..........................................  $  2,416    $ 2,442

  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

     Medical Manager Corporation ("MMC") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager, a leading physician practice management system for independent physicians, physician groups, management service organizations ("MSOs"), independent practice associations ("IPAs"), managed care organizations and other providers of health care services in the United States. On February 4, 1997 MMC acquired ("the Mergers") simultaneously with the closing of its initial public offering of common stock ("the Offering") five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Mid-West, Inc. (formerly Systems Management, Inc.) ("MMMW"). All outstanding shares of the Founding Companies' capital stock were converted into shares of MMC Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid by MMC for the Founding Companies was approximately $46.9 million in cash and 11.7 million shares of Common Stock of MMC for an aggregate value of $175.7 million. The acquisitions were accounted for as a combination of the Founding Companies at historical cost for accounting purposes. MMR&D is identified as the acquirer for financial statement presentation purposes and is presented on a combined basis with MMC from July 10, 1996. MMC conducted no significant operations and generated no revenue prior to the closing of the Offering.

     Subsequent to the consummation of the Offering, MMC and the Founding Companies executed definitive merger agreements to acquire the following Medical Manager dealers ("the Acquired Companies"): (i) Adaptive Health Systems of Washington, Inc. ("Adaptive Health") based in Federal Way, Washington; (ii) LSM Computing, Inc. ("LSM") based in Somerville, New Jersey; (iii) Specialized Systems, Inc. ("SSI") based in Van Nuys, California; (iv) Treister Thorne, Inc. d/b/a Advanced Medical Management ("AMM") based in Houston, Texas, and (v) UNICO, Inc. ("UNICO") based in Evansville, Indiana. The acquisitions of the Acquired Companies closed during the quarter ended June 30, 1997 and were accounted for using the pooling-of-interests method of accounting. The aggregate consideration paid for the Acquired Companies consisted of 1,115,938 shares of Common Stock.

     MMC, the Founding Companies, and the Acquired Companies are referred to collectively as the Company. The accompanying historical financial statements include MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of the acquisition of the Founding Companies, after which the financial statements reflect the results of MMC, MMR&D, the Acquisitions and the other Founding Companies.

     The pro forma statements of operations include the results of MMC, MMR&D, the Acquired Companies and the other Founding Companies as if they had been acquired as of January 1, 1996. Pro forma data also reflects adjustments for (i) compensation differentials to employees and former stockholders of the Founding Companies (ii) effects of assets distributed to and the costs of certain building leases executed by MMC with the stockholders of MMR&D and MMMW; (iii) changes in interest expense, interest and dividend income and realized gains (losses) on investments for pro forma adjustments to cash, investments and debt;
(iv) termination costs for certain leases and former employees resulting from the acquisition of the Founding Companies and (v) income taxes as if the entities were combined and subject to the effective federal and state statutory rates throughout the periods presented.

     The pro forma statements of operations may not be indicative of actual results if the Mergers and Acquisitions had occurred on the date indicated or which may be realized in the future. Neither expected benefits and costs reductions anticipated by the Company nor future corporate costs of MMC nor interest income from investment of offering proceeds have been reflected in the pro forma statements of operations for 1996, nor for the period from January 1, 1997 through February 4, 1997. The actual results of MMC,

                          MEDICAL MANAGER CORPORATION

MMR&D, the Acquired Companies and the Founding Companies for the period from February 5, 1997 through June 30, 1997, inclusive of actual corporate costs and interest income, have been included in the pro forma results for the three and six months ended June 30, 1997. It is suggested that these pro forma combined and pro forma consolidated statements of operations be read in conjunction with the pro forma combined financial statements of MMC and the Founding Companies and the notes thereto included in the Company's Registration Statement of Form S-1 (Reg. No. 333-25215) relating to the Shelf Registration of Common Stock, which was filed with the Securities and Exchange Commission ("SEC") on April 15, 1997, and supplemented on June 9, 1997.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying interim financial statements do not include all disclosures included in the financial statements for the years ended December 31, 1995 and 1996 as included in the Company's Form 10-K for the year ended December 31, 1996 (the "Form 10-K"), and therefore should be read in conjunction with the financial statements included in the Form 10-K.

     Goodwill and other intangibles consist of covenants not to compete and goodwill arising from business acquisitions. These intangible assets are being amortized over periods ranging from two to 20 years.

     In the opinion of management, the interim financials filed as part of this Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

NOTE 3.  NOTES PAYABLE

     Notes payable at June 30, 1997 include approximately $1.6 million for amounts due to the stockholders of MMR&D for dividends equal to the estimated balance in the S Corporations Accumulated Adjustment Account as of February 4, 1997. Such amounts are due on demand and carry an annual interest rate of 5.85%. Approximately $1.5 million was paid in April, 1997 and approximately $1.0 million was paid in June, 1997.

NOTE 4.  EARNINGS PER SHARE

     Historical earnings per share calculations for the three months and six months ended June 30, 1996 have not been presented because it is not considered meaningful as a result of the exclusion of the Founding Companies as discussed in Note 1.

NOTE 5.  UNAUDITED PRO FORMA INCOME TAX INFORMATION

     Prior to the acquisition of the Founding Companies, MMR&D, Adaptive Health, LSM, SSI and UNICO (collectively, "S Corporations") were S Corporations and, accordingly, the combined financial statements of MMC, MMR&D and the Acquired Companies did not reflect a provision for income taxes for the S Corporations, as income taxes were the responsibility of the S Corporations' individual stockholders. Effective with the acquisition of the Founding Companies and the Acquisitions, the S Corporations, MMS&M and MMMW terminated their S Corporation status. The following unaudited pro forma income tax, based on historical information, is presented in accordance with Statement of Financial Accounting

                          MEDICAL MANAGER CORPORATION

Standards No. 109 as if the S Corporations, MMS&M and MMMW had each been a C Corporation subject to federal and state income taxes throughout the periods presented.

                                                                 QUARTER         QUARTER
                                                                  ENDED           ENDED
                                                              JUNE 30, 1997   JUNE 30, 1996
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Income before provision for income taxes....................     $4,138          $1,890
Provision for income taxes..................................      1,530             726
                                                                 ------          ------
Pro forma net income........................................     $2,608          $1,164
                                                                 ======          ======

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                               JUNE 30, 1997      JUNE 30, 1996
                                                              ----------------   ----------------
                                                                        (IN THOUSANDS)
Income before provision for income taxes....................       $7,450             $3,317
Provision for income taxes..................................        2,778              1,275
                                                                  -------            -------
Pro forma net income........................................       $4,672             $2,042
                                                                  =======            =======

NOTE 6.  SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

     The Acquired Companies discussed in Note 1 have been accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $3,187,000 for the three months ended June 30, 1997 and $2,689,000 for the three months ended June 30, 1996. Revenues for the six months ended June 30, 1997 and June 30, 1996 were $5,510,000 and $4,370,000, respectively. The Acquired Companies generated net income of $561,000 for the three months ended June 30, 1997 and $596,000 for the three months ended June 30, 1996. Net income for the six months ended June 30, 1997 and June 30, 1996 was $747,000 and $418,000 respectively. Changes in the Acquired Companies' stockholders' equity for the six months ended June 30, 1996 included distributions of $612,000 and issuance of common stock of $10,000.

NOTE 7.  STOCKHOLDERS' EQUITY

     At June 30, 1997, the Company had two stock option plans as described below:

1996 LONG-TERM INCENTIVE PLAN

     In September 1996, the Company adopted the 1996 Long-Term Incentive Plan under which the Compensation Committee has discretion to grant one or more of the following awards to executive officers, key employees, consultants and other service providers: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted or deferred stock, (v) dividend equivalents, (vi) bonus shares and awards in lieu of Company obligations to pay cash compensation, and (vii) other awards the value of which is based in whole or in part upon the value of the Common Stock. Upon a change of control of the Company (as defined in the Plan), certain conditions and restrictions relating to an award with respect to the exercisability or settlement of such award will be accelerated.

     The maximum number of shares of Common Stock that may be subject to outstanding awards may not exceed the greater of 2,000,000 shares or 10% of the aggregate number of shares of Common Stock outstanding. The number of shares deliverable upon exercise of incentive stock options is limited to 500,000, and the number of shares deliverable as non-performance based restricted stock and deferred stock, is limited to 500,000.

                          MEDICAL MANAGER CORPORATION

     Information regarding the stock option component of this plan is summarized below:

                                                                         WEIGHTED AVERAGE
                                                             NUMBER OF    EXERCISE PRICE
                                                              SHARES        PER SHARE
                                                             ---------   ----------------
Balance, January 1, 1997...................................         --            --
Granted....................................................  1,670,100        $11.00
Forfeited..................................................    (44,750)       $11.00
                                                             ---------       -------
Balance, June 30, 1997.....................................  1,625,350        $11.00
                                                             =========       =======

     As of June 30, 1997, no options granted under this plan were exercisable. All of the 1,625,350 options have a vesting schedule providing for 25% vesting at 6 months, 18 months, 30 months, and 42 months after the grant date. All options expire 10 years after the date of grant and have an exercise price of $11.00.

     No compensation expense related to the options has been recorded as the options were granted at an exercise price equal to or greater than the fair market value of the Company's common stock on the date of grant.

     A total of 50,000 shares of restricted stock awards were issued under this plan. Compensation expense equal to the fair value of the Company's Common Stock on the date of grant ($8.375) is being recognized over the vesting period of these stock awards.

1996 NON-EMPLOYEE DIRECTOR'S STOCK PLAN

     In September 1996, the Company adopted the 1996 Non-Employee Director's Stock Plan which provides for the automatic grant to each non-employee director an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, this plan provides for an automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders; provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding sixty days. A total of 250,000 shares are reserved for issuance under this plan. The exercise price of options granted under this plan may be no less than the fair market value of the Company's Common Stock on the date of grant, and accordingly, no compensation expense has been recorded in connection with the stock options granted.

     Information regarding this plan is summarized below:

                                                                          WEIGHTED AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               SHARES        PER SHARE
                                                              ---------   ----------------
Balance, January 1, 1997....................................       --             --
Granted.....................................................   40,000          $8.88
                                                               ------         ------
Balance, June 30, 1997......................................   40,000          $8.88
                                                               ======         ======

     As of June 30, 1997, no options granted under this plan were exercisable. All options under this plan vest one year after the date of grant and expire 10 years after the date of grant. The exercise price of all options under this plan is $8.875.

NOTE 8.  SUBSEQUENT EVENTS

     Subsequent to the period ended June 30, 1997, the Company executed a definitive merger agreement to acquire the following Medical Manager dealers:
(i) Computer Clinic, Inc. and Affiliates based in Valhalla, New York and (ii) Medisys, Inc. based in Fort Wayne, Indiana.

                          MEDICAL MANAGER CORPORATION

     The Computer Clinic, Inc. acquisition was accounted for using the pooling-of interests method of accounting. The aggregate consideration paid for this acquisition consisted of 300,417 shares of Common Stock. The closing of this acquisition occurred during the week of July 21, 1997.

     The impact of the Computer Clinic, Inc. acquisition on revenues, net income and earnings per share is as follows (in thousands, except per share data):

                                                                                   PRO FORMA
                                                 QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                 JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1996
                                                 -------------   -------------   -------------
Revenues.......................................     $1,939          $1,955          $1,955
Net income (loss)..............................       (353)            (70)            (70)
Earnings per common share and common share
  equivalent...................................     $(0.02)                         $(0.01)

                                                                            PRO FORMA
                                                               -----------------------------------
                         SIX MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                          JUNE 30, 1997      JUNE 30, 1996      JUNE 30, 1997      JUNE 30, 1996
                         ----------------   ----------------   ----------------   ----------------
Revenues...............       $4,066             $4,049             $4,066             $4,049
Net income (loss)......         (317)               112               (317)               112
Earnings per common
  share and common
  share equivalent.....       $(0.02)                               $(0.02)            $ 0.00

     The Medisys, Inc. acquisition is expected to close sometime in August of 1997 and will be accounted for using the pooling-of-interests method of accounting. The consideration to be paid is not yet determinable. The impact of the Medisys, Inc. acquisition on revenues, net income, and earnings per share is not considered material.

     Also subsequent to the period ended June 30, 1997, the Company executed bill of sale agreements to acquire substantially all of the assets of the following Medical Manager dealers: (i) Artemis, Inc. based in Indianapolis, Indiana, (ii) Boston Computer, Inc. based in Norwood, Massachusetts and (iii) PAC-COMP, Inc. based in Sterling Heights, Michigan. These acquisitions were accounted for using the purchase method of accounting. The aggregate consideration paid for the acquisitions consisted of $56,000 in cash and 120,636 shares of Common Stock. The closing of these acquisitions occurred during the weeks of July 28, and August 4, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, changes in government regulations, competition and risks of operations and growth of the newly acquired businesses.

     Medical Manager Corporation ("MMC") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager, a leading physician practice management system for independent physicians, physician groups, management service organizations ("MSOs"), independent practice associations ("IPAs"), managed care organizations and other providers of health care services in the United States. On February 4, 1997 MMC acquired ("the Mergers") simultaneously with the closing of its initial public offering of common stock ("the Offering") five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Mid-West, Inc. (formerly Systems Management, Inc.) ("MMMW"). All outstanding shares of the Founding Companies' capital stock were converted into shares of MMC Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid by MMC for the Founding Companies was approximately $46.9 million in cash and $11.7 million shares of Common Stock of MMC for an aggregate value of $175.7 million. The mergers were accounted for as a combination of the Founding Companies at historical cost for accounting purposes. MMR&D is identified as the acquirer for financial statement presentation purposes and is presented on a combined basis with MMC from July 10, 1996. MMC conducted no significant operations and generated no revenue prior to the closing of the Offering.

     Subsequent to the consummation of the Offering, MMC and the Founding Companies executed definitive merger agreements to acquire the following Medical Manager dealers ("the Acquired Companies"): (i) Adaptive Health Systems of Washington, Inc. ("Adaptive Health") based in Federal Way, Washington; (ii) LSM Computing, Inc. ("LSM") based in Somerville, New Jersey; (iii) Specialized Systems, Inc. ("SSI") based in Van Nuys, California; (iv) Treister Thorne, Inc. d/b/a Advanced Medical Management ("AMM") based in Houston, Texas, and (v) UNICO, Inc. ("UNICO") based in Evansville, Indiana. The acquisitions of the Acquired Companies were accounted for using the pooling-of-interests method of accounting. The aggregate consideration paid for the Acquisitions consisted of 1,115,938 shares of Common Stock. MMC, the Founding Companies, and the Acquired Companies are referred to collectively as the Company.

     The Company has begun to realize savings from the reduction in interest expense related to the payment of the Founding Companies' debt and interest income from the investment of offering proceeds. These savings and interest income are being fully offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management structure. While the interest income from the investment of offering proceeds has not been included in the pro forma statements of operations, the savings from the reduction of interest expense and the costs associated therewith have been included in the pro forma statements of operations. As a result, pro forma results may not be comparable to, or indicative of, future performance.

     As a professional sales and value-added services organization, the Company responds to the product opportunities and service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its products and services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter. The operating results for any quarter are not necessarily indicative of the results for any future periods.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

  Revenue

     The following table reflects pro forma revenues for the Company's primary business lines (in millions):

                                             THREE MONTHS               SIX MONTHS
                                                 ENDED                     ENDED
                                               JUNE 30,                  JUNE 30,
                                             -------------   PERCENT   -------------   PERCENT
                                             1997    1996    CHANGE    1997    1996    CHANGE
                                             -----   -----   -------   -----   -----   -------
Systems....................................  $10.0   $ 7.0    43.8%    $19.1   $13.8    38.3%
Maintenance and other......................    6.0     4.9    20.5%     12.1     9.4    29.1%
                                             -----   -----    ----     -----   -----    ----
          Total............................  $16.0   $11.9    34.1%    $31.2   $23.2    34.6%
                                             =====   =====    ====     =====   =====    ====

     An increase in systems sales volume, combined with an increase in the size of individual systems projects, have been contributing factors in the Company's systems revenue growth. Average overall revenue per client has increased primarily because of the Company's continued success in securing more MSO and large IPA contracts. Revenues from these MSOs, IPAs and other larger local contracts have been developed by the Company's recently formed Enterprise Business Group, which specifically targets national/regional clients. Contracts recently obtained by the Enterprise Business Group have a total contract price of over $3.4 million, of which only $0.4 million has been recognized as income in the three months ended June 30, 1997 and $.5 million recognized as income in the six months ended June 30, 1997. In addition to gaining these larger clients, the Company has continued its successful marketing to smaller physician groups and sole practitioners, making up the balance of the increase in systems revenue over corresponding periods in the prior year.

     While maintenance and other revenue increased over the corresponding periods in the prior year, its growth was at a lower rate than systems revenue. In the first quarter of 1997, the Company recognized approximately $500,000 in maintenance and other revenue related to the completion of non-recurring national interface contracts. With the exclusion of the revenue recognized on this project, there appears a consistent growth in maintenance and other revenue across quarters. The Company obtains a maintenance contract for a minimum of one year with most new systems installed, therefore a portion of the Company's maintenance and other revenue will be recognized later than billed. Unearned maintenance and other revenue as of June 30, 1997 on the accompanying balance sheet was $4.1 million, which will be recognized in future quarters.

     The balance of unearned revenues represents customer deposits on systems revenue projects. Revenue on these projects will be recognized in future periods as the implementation of the system is completed.

  Operating Expenses, Nonoperating Items, and Income Taxes

     The following table reflects pro forma operating expenses for the Company's primary business lines (in millions):

                                                 THREE
                                                MONTHS                  SIX MONTHS
                                                 ENDED                    ENDED
                                               JUNE 30,                  JUNE 30,
                                              -----------   PERCENT    ------------   PERCENT
                                              1997   1996   CHANGE     1997    1996   CHANGE
                                              ----   ----   -------    -----   ----   -------
Systems.....................................  $3.4   $1.9    75.8%     $ 6.8   $4.4    53.7%
Maintenance and other.......................   3.2    3.0     8.1%       6.4    5.5    16.3%
                                              ----   ----              -----   ----
Total Cost of Revenue.......................  $6.6   $4.9    34.7%     $13.2   $9.9    33.0%
Selling, General and Administrative.........   4.3    3.1    38.6%       8.1    6.0    34.7%
Research and Development....................  $ .8   $ .9    (6.7)%    $ 1.6   $1.5     4.8%

     Systems gross profit margin was 66.0% for the second quarter of fiscal year 1997 compared to 72.2% for the second quarter of fiscal year 1996, and 64.4% in the first six months of fiscal year 1997 versus 67.9% in the first six months of 1996. Systems revenue consists of sales of licenses, carrying a higher gross profit margin, and sales of complete systems, carrying a lower gross profit margin due to the inclusion of the costs of equipment and installation labor in the cost of the sale. As the systems revenue mix has shifted toward complete systems sales, including the MSO and IPA contracts, total systems gross profit margin has decreased. Maintenance and other gross profit margin was 45.7% for the second quarter of fiscal year 1997 compared to 39.5% for the second quarter of fiscal year 1996, and 47.2% in the first six months of fiscal 1997 versus 41.4% in the first six months of 1996. This increase was principally due to the maintenance personnel and other associated costs being allocated to a larger base of maintenance revenue.

     Selling, general and administrative expenses as a percentage of revenue remained unchanged at just under 27% for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996, indicating that the Company has been able to implement a corporate structure without impacting the mix of selling, general and administrative expenses to revenues.

     Although there has not been a significant change in research and development dollars spent, there has been a shift in research and development activities. In the first six months of 1997, especially the second quarter, research and development activities on the Pro-Claim(TM) product have been scaled back as this software is now commercially available. This reduction in expenditures has been offset with new research and development projects focusing on (i) a new release of The Medical Manager incorporating an advanced appointment scheduler and other enhancements; (ii) graphical user interface and relational database technologies; (iii) significant enhancements in the development of the Enterprise Manager modules; (iv) an electronic medical records module; and (v) EDI modules for focusing on pharmaceutical formularies and laboratories.

     Other income of $0.1 for the three months ended June 30, 1997 resulted primarily from the investment of net proceeds from the Offering.

     Provision for income taxes was $1.5 million for an effective tax rate of 36.9% of income before income taxes for the three months ended June 30, 1997 compared to $1.1 million for an effective tax rate of 38.5% of income before income taxes for the corresponding period in 1996, and $3.0 million for an effective tax rate of 37.4% in the first six months of 1997 versus $2.0 million for an effective tax rate of 38.5% of income before taxes for the corresponding period in 1996. The reduced rate reflects the nontaxable investment income in the three and six months ended June 30, 1997.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

  Revenue

     The following table reflects actual revenues for the Company's primary business lines (in millions):

                                  THREE MONTHS
                                      ENDED                    SIX MONTHS ENDED
                                    JUNE 30,                       JUNE 30,
                                 ---------------    PERCENT    -----------------    PERCENT
                                 1997       1996    CHANGE      1997       1996     CHANGE
                                 -----      ----    -------    ------      -----    -------
Systems........................  $10.0      $3.9     155.3%     $17.1       $7.1     141.5%
Maintenance and other..........    6.0       1.5     300.3%      11.0        2.8     285.7%
                                 -----      ----                -----       ----
Total..........................  $16.0      $5.4     195.2%     $28.1       $9.9     182.8%
                                 =====      ====                =====       ====

     The increase in systems revenue was primarily due to the inclusion of $6.0 million and $9.5 million in systems revenue of the other Founding Companies in the second quarter of 1997 and the first half of fiscal 1997, respectively, after the eliminations of inter-company sales. The increase in maintenance and other revenue was primarily due to the inclusion of $3.2 million and $5.7 million in maintenance and other revenue of the Founding Companies in the second quarter of 1997 and the first half of 1997, respectively. In addition, there was approximately .5 million of national interface revenue recognized in 1997.

  Operating Expenses, Nonoperating Items, and Income Taxes

     The following table reflects actual operating expenses for the Company's primary business lines (in millions):

                                    THREE MONTHS                  SIX MONTHS
                                       ENDED                        ENDED
                                      JUNE 30,                     JUNE 30,
                                   --------------    PERCENT    --------------    PERCENT
                                   1997      1996    CHANGE     1997      1996    CHANGE
                                   ----      ----    -------    ----      ----    -------
Systems..........................  $3.4      $1.1     202.9%    $ 5.7     $2.1     166.2%
Maintenance and other............   3.2       0.7     407.5%      5.8      1.2     418.0%
                                   ----      ----               -----     ----
Total Cost of Revenue............  $6.6      $1.8     277.1%    $11.5     $3.3     252.7%
Selling, General and
  Administrative ................   4.3       1.1     307.3%      7.4      2.0     268.6%
Research and Development.........  $ .8      $ .6      25.1%    $ 1.6     $1.2      29.7%

     The increase in cost of systems revenue was primarily due to the inclusion of $2.1 million and $3.6 million in cost of revenue for systems of the other Founding Companies in the second quarter of 1997 and the first half of 1997, respectively. The increase in maintenance and systems cost of revenue was primarily due to the inclusion of $2.5 million and $4.2 million in cost of revenue for maintenance and other sources of the other Founding Companies in the second quarter of 1997 and the first half of 1997, respectively.

     The increase in selling, general and administrative was primarily due to the inclusion of $2.4 million and $4.0 million in selling, general and administrative expenses of the other Founding Companies in the second quarter of 1997 and the first half of 1997, respectively. In addition, there were $.3 million in administrative expenses incurred in the first quarter of 1997, principally in conjunction with the Mergers.

     The increase in research and development expenses was due to the inclusion of $0.1 million in research and development expense of the other Founding Companies in the second quarter of 1997 and the first half of 1997. In addition, in 1997 there were additional R&D personnel hired to support development of several new features of The Medical Manager product.

     Other income of $0.1 million for the three months ended June 30, 1997 resulted primarily from the investment of the net proceeds from the Offering.

     The Company's provision for income taxes increased to $2.2 million for the six months ended June 30, 1997, net of a deferred tax benefit of $0.4 million related to the termination of the S Corporation status of MMR&D effective February 4, 1997, and gives effect to MMR&D's income being taxed to its stockholder prior to such termination and the effect of nontaxable investment income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated net income of $5.3 million in the six months ended June 30, 1997. This source of cash was offset by an increase in accounts receivable of $2.2 million, a result of large billings at the end of the period. An additional use of operating cash flows was the decrease of $1.9 million in accounts payable and accrued liabilities, primarily the result of a reduction of approximately $1.2 million in accounts payable of the other Founding Companies that were assumed in connection with the Mergers.

     On February 4, 1997, the Company completed the Offering of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.4 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies.

     MMC and each of the Founding Companies had separate banking relationships through February 4, 1997. Effective February 5, 1997, these separate banking relationships were consolidated into a single banking relationship with Barnett Bank of Tampa. The Company is negotiating a line of credit of $25 million with Barnett Bank of Tampa to be used for working capital and other general corporate purposes, including future acquisitions.

     The Company believes the net proceeds from the sale of Common Stock in the Offering, together with existing cash and cash equivalents and funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. The Company's cash and cash equivalents are also managed to be available for strategic investment opportunities or other potential large-scale cash needs that may arise in the pursuit of the Company's long-term strategies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Pursuant to the General Instructions to Item 305 of Regulation S-K, the quantitative and qualitative disclosure requirements of this Item 3 and Item 305 of Regulation S-K are inapplicable to the Company at this time.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the section headed "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which was filed with the Securities and Exchange Commission on April 8, 1997, for description of material legal proceedings. Since the date on which the referenced Annual Report on Form 10-K was filed, the suit filed by Computer Clinic, Inc. and Command Solutions, Inc. (collectively, "CCI") and CCI's President was dismissed on July 25, 1997.

ITEM 2.  CHANGE IN SECURITIES

     Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on July 29, 1997, and the following proposals were approved at that meeting:

          1. The re-election of John H. Kang and election of Frederick B. Karl, Jr. to serve on the Company's Board of Directors until the 2000 Annual Meeting of Stockholders or until the election and qualification of their respective successors.

          2. The ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997.

ITEM 5.  OTHER INFORMATION

     Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

 2.1    --  Stock for Asset Purchase Agreement entered into as of July
            17, 1997, by and among Medical Manager Northeast, Inc., a
            New York corporation ("Medical Manager Northeast"); The
            Computer Clinic, Inc., a New York corporation ("Computer
            Clinic"); MedPlus of New York, Inc., a New York corporation
            ("MedPlus"); Command Solutions, Inc., d/b/a Great Lakes
            Medical Systems, an Ohio corporation ("Command Solutions");
            and Michael Sherman, a resident of the State of New York.
            (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 1997 -- SEC File No. 0-29090)
11.     --  Computation of Primary and Fully Diluted Earnings Per Common
            Share and Common Equivalent Share for the Three Months Ended
            June 30, 1997.
11.1    --  Computation of Primary and Fully Diluted Earnings per Common
            Share and Common Equivalent Share for the Six Months Ended
            June 30, 1997.
11.2    --  Computation of Pro Forma Primary and Fully Diluted Earnings
            per Common Share and Common Equivalent Share for the Three and Six Months Ended June 30, 1996.
27.     --  Financial Data Schedule (file only electronically with the
            SEC)

(B) Reports on Form 8-K

     No reports on Form 8-K were filed during the second quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDICAL MANAGER CORPORATION

                                          By:      /s/ LEE A. ROBBINS
                                            ------------------------------------
                                                       Lee A. Robbins
                                             Vice President and Chief Financial
                                                           Officer

Date: August 14, 1997

                                 EXHIBIT INDEX

NUMBER                          DESCRIPTION OF EXHIBITS                     PAGE NO.
------                          -----------------------                     --------
2.2      --   Stock for Asset Purchase Agreement entered into as of July
              17, 1997, by and among Medical Manager Northeast, Inc., a
              New York corporation ("Medical Manager Northeast"); The
              Computer Clinic, Inc., a New York corporation ("Computer
              Clinic"); MedPlus of New York, Inc., a New York corporation
              ("MedPlus"); Command Solutions, Inc., d/b/a Great Lakes
              Medical Systems, an Ohio corporation ("Command Solutions");
              and Michael Sherman, a resident of the State of New York.
              (Incorporated by reference to the Company's Current Report on Form 8-K filed on August 6, 1997 -- SEC File No.
              0-29090)....................................................     --
11       --   Computation of Primary and Fully Diluted Earnings per Common
              Share and Common Equivalent Share for the Three Months Ended
              June 30, 1997...............................................     26
11.1     --   Computation of Primary and Fully Diluted Earnings per Common
              Share and Common Equivalent Share for the Six Months Ended
              June 30, 1997...............................................     27
11.2     --   Computation of Pro Forma Primary and Fully Diluted Earnings
              per Common Share and Common Equivalent Share for the Three
              and Six Months Ended June 30, 1996..........................     28
27       --   Financial Data Schedule (filed only electronically with the
              SEC)........................................................     --