Form 10-Q
period 1997-09-30
MEDICAL MANAGER CORP
filed 1997-11-06
CIK 1022147

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                     OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29090

                          MEDICAL MANAGER CORPORATION
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                               59-3396629
             (State of other jurisdiction of                               (I.R.S. Employer
            incorporation or organization)                                Identification No.)

     3001 NORTH ROCKY POINT DRIVE EAST, SUITE 100, TAMPA, FLORIDA               33607
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

                 YES     X      NO
                      -------      --------

         As of November 6, 1997, there were 19,609,630 shares of the registrant's common stock issued and outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

         The following consolidated financial statements of Medical Manager Corporation, a Delaware corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim and year-to-date periods reported have been made. The current year financial statements include the results of Adaptive Health Systems of Washington, Inc., LSM Computing, Inc., Specialized Systems, Inc., Treister-Thorne, Inc. d/b/a Advanced Medical Management, Inc., UNICO, Inc., The Computer Clinic, Inc. and its affiliates, Medisys, Inc., and Computers for Medicine Corporation and Carecom, Inc., all of which were acquired by the Company or its affiliates during the nine months ended September 30, 1997. All of these acquisitions were accounted for using the pooling-of-interests method of accounting. Prior year financial statements have been restated to reflect the results of these acquisitions. Results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

                          MEDICAL MANAGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              SEPTEMBER 30, DECEMBER 31,
                                                                                   1997         1996
                                                                              --------------------------
                                                 ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                      $11,742        $2,567
    Investments                                                                          0           202
    Accounts receivable                                                             12,402         3,859
    Inventory                                                                        1,618            68
    Prepaid expenses and other current assets                                        1,696           188
    Deferred income taxes                                                              462             0
                                                                              --------------------------
              Total current assets                                                  27,920         6,884
PROPERTY AND EQUIPMENT, net                                                          3,476         1,381
GOODWILL AND OTHER INTANGIBLES, net                                                 14,714             0
OTHER ASSETS                                                                           222           324
                                                                              --------------------------
              Total assets                                                         $46,332        $8,589
                                                                              ==========================
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                  $ 1,155        $1,300
    Accounts payable and accrued liabilities                                         5,490         2,541
    Customer deposits and deferred maintenance revenue                               7,009         3,224
    Income taxes payable                                                               436             0
                                                                              --------------------------
              Total current liabilities                                             14,090         7,065
LONG-TERM OBLIGATIONS, net of current maturities                                       115           651
DUE TO AFFILIATE                                                                         0           118
                                                                              --------------------------
              Total liabilities                                                     14,205         7,834
                                                                              --------------------------
STOCKHOLDERS' EQUITY
   Common stock                                                                        196            79
   Additional paid-in capital                                                       27,974           120
   Retained earnings                                                                 3,957           556
                                                                              --------------------------
             Total stockholders' equity                                             32,127           755
                                                                              --------------------------
             Total liabilities and stockholders' equity                            $46,332        $8,589
                                                                              ==========================

 The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED        PRO FORMA THREE MONTHS
                                                                     SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                 --------------------          -----------------
                                                                   1997        1996                  1996
                                                                 --------------------          -----------------
Revenue
   Systems                                                       $11,514       $5,200                     $9,061
   Maintenance and other                                           8,350        2,285                      5,619
                                                                 --------------------          -----------------
        Total revenue                                             19,864        7,485                     14,680
                                                                 --------------------          -----------------
Cost of revenue
   Systems                                                         4,856        2,054                      3,894
   Maintenance and other                                           4,299        1,306                      3,355
                                                                 --------------------          -----------------
        Total costs of revenue                                     9,155        3,360                      7,249
                                                                 --------------------          -----------------
        Gross margin                                              10,709        4,125                      7,431
                                                                 --------------------          -----------------
Operating expenses
   Selling, general and administrative                             5,087        2,075                      4,140
   Research and development                                          805          711                        859
   Depreciation and amortization                                     432          114                        415
                                                                 --------------------          -----------------
        Total operating expenses                                   6,324        2,900                      5,414
                                                                 --------------------          -----------------
        Income from operations                                     4,385        1,225                      2,017
Other income (expense)
   Interest expense                                                   (3)         (10)                       (10)
   Interest income                                                   154           43                          0
   Other (expense)                                                    25           (9)                       (16)
                                                                 --------------------          -----------------
Income before income taxes                                         4,561        1,249                      1,991
Income taxes                                                       1,703            1                        767
                                                                 --------------------          -----------------
        Net income                                                $2,858       $1,248                     $1,224
                                                                 ====================          =================
Primary earnings per common share and common
   equivalent share (Note 4):                                      $0.14                                   $0.06
Shares used in computing primary earnings per common
   share and common equivalent share (Note 4):                20,049,674                              19,236,894
Fully diluted earnings per common share and common
   equivalent share (Note 4):                                      $0.14                                   $0.06
Shares used in computing fully diluted earnings per
   common share and common equivalent share (Note 4):         20,216,051                              19,236,894

 The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED               PRO FORMA NINE MONTHS
                                                                   SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                                --------------------               --------------------
                                                                 1997         1996                  1997         1996
                                                                --------------------               --------------------
Revenue
   Systems                                                      $30,963      $15,257               $32,959      $26,554
   Maintenance and other                                         21,670        7,116                22,795       16,983
                                                                --------------------               --------------------
        Total revenue                                            52,633       22,373                55,754       43,537
Cost of revenue
   Systems                                                       11,972        6,109                13,101       10,920
   Maintenance and other                                         11,690        3,718                12,285       10,170
                                                                --------------------               --------------------
        Total costs of revenue                                   23,662        9,827                25,386       21,090
                                                                --------------------               --------------------
        Gross margin                                             28,971       12,546                30,368       22,447
                                                                --------------------               --------------------
Operating expenses
   Selling, general and administrative                           14,011        5,464                14,744       11,536
   Research and development                                       2,393        1,935                 2,415        2,395
   Depreciation and amortization                                  1,017          356                 1,107        1,037
                                                                --------------------               --------------------
        Total operating expenses                                 17,421        7,755                18,266       14,968
                                                                --------------------               --------------------
        Income from operations                                   11,550        4,791                12,102        7,479
Other income (expense)
   Interest expense                                                (150)         (55)                 (150)         (55)
   Interest income                                                  497           84                   497            7
   Other (expense)                                                  100           15                   101            2
                                                                --------------------               --------------------
Income before income taxes                                       11,997        4,835                12,550        7,433
Income taxes                                                      3,853            7                 4,688        2,863
                                                                --------------------               --------------------
        Net income                                               $8,144       $4,828                $7,862       $4,570
                                                                ====================               ====================

Primary earnings per common share and common
   equivalent share (Note 4):                                     $0.42                              $0.40        $0.24
Shares used in computing primary earnings per common
   share and common equivalent share (Note 4):               19,591,077                         19,591,077   19,236,894
Fully diluted earnings per common share and common
   equivalent share (Note 4):                                     $0.40                              $0.39        $0.24
Shares used in computing fully diluted earnings per
   common share and common equivalent share (Note 4):        20,110,947                         20,110,947   19,236,894


 The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               COMMON STOCK     ADDITIONAL
                                                           --------------------   PAID IN    RETAINED
                                                            SHARES      AMOUNT    CAPITAL    EARNINGS    TOTAL
                                                           ----------------------------------------------------
Balance January 1, 1997                                       7,901        $79       $120       $556       $755
Dividends (by PPI prior to Mergers)                                                           (4,012)    (4,012)
Issuance of common stock at the Offering, net                 6,000         60     58,170                58,230
Mergers:
     Payments to PPI Stockholder                                                  (35,062)              (35,062)
     Issuance of Common Stock and payment to
          other Founding Companies' stockholders,
          net                                                 5,335         53     (1,609)               (1,556)
Acquisitions:
     Issuance of Common Stock for Acquisitions                  365          4      6,271                 6,275
     Distributions to former stockholders                                                       (686)      (686)
     Contributions from former stockholders                                            45        (45)         0
Stock Options Exercised                                           4          0         39                    39
Net income                                                                                     8,144      8,144
                                                           ----------------------------------------------------
Balance September 30, 1997                                   19,605       $196    $27,974     $3,957    $32,127
                                                           ====================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                                  1997         1996
                                                                           -------------------------------
Cash flows from operating activities:
      Net Income                                                                 $8,144             $4,828
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
       Depreciation and amortization                                              1,017                356
       Deferred income taxes                                                       (350)                 0
       Gain on sale of property and equipment                                         0                 (3)
       Realized gain on marketable securities                                       (52)                 0
      Changes in assets and liabilities, net of effects from acquisitions
       Accounts receivable                                                       (4,529)              (740)
       Inventory                                                                   (535)               (33)
       Prepaid expenses and other assets                                           (703)                12
       Accounts payable and accrued liabilities                                  (2,583)               306
       Customer deposits and deferred maintenance revenue                          (757)             1,386
       Income taxes payable                                                         177                 (4)
                                                                           -------------------------------
     Net cash provided by (used in) operating activities                           (171)             6,108
                                                                           -------------------------------
Cash flow from investing activities:
       Purchases of investments                                                       0                (50)
       Proceeds from sale of investments                                            254                100
       Purchases of property and equipment                                         (766)              (504)
       Proceeds from sale of property and equipment                                  21                 26
       Payments for acquisitions made, net of cash acquired                     (10,930)                 0
                                                                           -------------------------------
     Net cash used in investing activities                                      (11,421)              (428)
                                                                           -------------------------------
Cash flow from financing activities:
       Proceeds from the issuance of notes payable                                  283                 43
       Payments of notes payable                                                 (5,438)              (173)
       Due to affiliates                                                          4,997                  0
       Net proceeds from the issuance of common stock                            58,270                  0
       Payments made to stockholder of PPI                                      (35,062)                 0
       Dividends                                                                 (2,283)            (3,052)
                                                                           -------------------------------
     Net cash provided by (used in) financing activities                         20,767             (3,182)
                                                                           -------------------------------
Net change in cash and cash equivalents                                           9,175              2,498
                                                                           -------------------------------
Cash and cash equivalents:
     Beginning of period                                                          2,567              1,520
                                                                           -------------------------------
     End of period                                                              $11,742             $4,017
                                                                           ===============================
Non-cash dividends                                                               $2,416             $2,747

  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

         Medical Manager Corporation ("MMC") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager(R) software, a leading physician practice management system for independent physicians, physician groups, management service organizations ("MSOs"), Physician Practice Management companies ("PPMs"), independent practice associations ("IPAs"), managed care organizations and other providers of health care services in the United States. On February 4, 1997 MMC acquired ("the Mergers") simultaneously with the closing of its initial public offering of common stock ("the Offering") five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Midwest, Inc. (formerly Systems Management, Inc.) ("MMMW"). All outstanding shares of the Founding Companies' capital stock were converted into shares of MMC Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid by MMC for the Founding Companies was approximately $46.9 million in cash and 11.7 million shares of Common Stock of MMC for an aggregate value of $175.7 million. The acquisitions were accounted for as a combination of the Founding Companies at historical cost for accounting purposes. MMR&D is identified as the acquirer for financial statement presentation purposes and is presented on a combined basis with MMC from July 10, 1996. MMC conducted no significant operations and generated no revenue prior to the closing of the Offering.

         Subsequent to the consummation of the Offering, MMC and the Founding Companies executed and closed agreements to acquire the following resellers of The Medical Manager software (the "Acquired Companies"): (i) The Computer Clinic, Inc. and its affiliates ("Computer Clinic") based in Valhalla, New York; (ii) Adaptive Health Systems of Washington, Inc. ("Adaptive Health") based in Federal Way, Washington; (iii) LSM Computing, Inc. ("LSM") based in Somerville, New Jersey; (iv) Specialized Systems, Inc. ("SSI") based in Van Nuys, California; (v) Treister-Thorne, Inc. d/b/a Advanced Medical Management, Inc. ("AMM") based in Houston, Texas; (vi) UNICO, Inc. ("UNICO") based in Evansville, Indiana; (vii) Medysis, Inc. based in Fort Wayne, Indiana; and
(viii) Computers for Medicine Corporation and Carecom, Inc. based in Englewood, Colorado. The acquisitions of the Acquired Companies closed during the nine months ended September 30, 1997 and were accounted for using the pooling-of-interests method of accounting. The aggregate consideration paid for the Acquired Companies consisted of 1,531,424 shares of Common Stock.

       Also subsequent to the consummation of the Offering, MMC and the Founding

Companies executed and closed definitive agreements to acquire substantially all of the assets of the following resellers of The Medical Manager software (the "Purchased Companies"): (i) Artemis, Inc. based in Indianapolis, Indiana;
(ii) Boston Computer Systems, Inc. based in Norwood, Massachusetts; (iii) Package Computer Systems, Inc. d/b/a PAC-COMP based in Sterling Heights, Michigan; (iv) Matrix Computer Consultants, Inc. based in Norman, Oklahoma; (v) Professional Management Systems, Inc. based in St. Charles, Illinois; and (vi) AMSC, Inc. based in Orlando, Florida, together with its wholly-owned subsidiary, AMSC Midwest, Inc. based in Topeka, Kansas. The acquisitions of the Purchased Companies closed during the three months ended September 30, 1997 and were accounted for using the purchase method of accounting. The aggregate consideration paid for the Purchased Companies was 366,186 shares of Common Stock and $1,503,708 in cash.

         MMC, the Founding Companies, the Acquired Companies, and the Purchased Companies are referred to collectively as the Company. The accompanying historical financial statements include MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies, after which the historical financial statements reflect the results of MMC, MMR&D, the Acquired Companies, and the other Founding Companies. The results of the Purchased Companies are reflected subsequent to their respective acquisition date.

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

         The pro forma statements of operations may not be indicative of actual results if the acquisitions of the Acquired Companies and the Purchased Companies had occurred on the date indicated or which may be realized in the future. Neither expected benefits and costs reductions anticipated by the Company nor future corporate costs of the Company nor interest income from investment of offering proceeds have been reflected in the pro forma statements of operations for 1996, nor for the period from January 1, 1997 through February 4, 1997. The actual results of MMC, MMR&D, the Acquired Companies and the Founding Companies for the period from February 5, 1997 through September 30, 1997, inclusive of actual corporate costs and interest income, have been included in the pro forma results for the three and nine months ended September 30, 1997. Actual results of the Purchased Companies for the period subsequent to their respective purchase dates have been included in the pro forma results for the three and nine months ended September 30, 1997. It is suggested that these pro forma combined and pro forma consolidated statements of operations be read in conjunction with the pro forma combined financial statements of MMC and the Founding Companies and the notes thereto included in the Company's Registration Statement on Form S-1 (Reg. No. 333-25215) relating to the Shelf Registration of Common Stock, which was filed with the Securities and Exchange Commission (the "SEC") on April 15, 1997, and supplemented by Supplement No. 1 dated June 9, 1997, Supplement No. 2 dated June 25, 1997, Supplement No. 3 dated August 29, 1997, and Supplement No. 4 dated August 29, 1997.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying interim financial statements do not include all disclosures included in the financial statements for the year ended December 31, 1996 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K"), and therefore should be read in conjunction with the financial statements included in the Form 10-K.

         Goodwill and other intangibles consist of covenants not to compete and goodwill arising from business acquisitions. These intangible assets are being amortized over periods ranging from two to 20 years.

         In the opinion of management, the interim financials filed as part of this Quarterly Report on Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

NOTE 3. NOTES PAYABLE

         Notes payable at September 30, 1997 include approximately $700,000 for amounts due to the stockholders of MMR&D for dividends equal to the estimated balance in the S Corporations' Accumulated Adjustment Account as of February 4, 1997. Such amounts are due on demand and carry an annual interest rate of 5.85%. Approximately $1.5 million was paid in April, 1997, approximately $1.0 million was paid in June, 1997, and approximately $900,000 was paid in September, 1997.

NOTE 4. EARNINGS PER SHARE

         Historical earnings per share calculations for the three months and nine months ended September 30, 1996 have not been presented because they are not considered meaningful as a result of the exclusion of the Founding Companies as discussed in Note 1.

NOTE 5. UNAUDITED PRO FORMA INCOME TAX INFORMATION

         Prior to their acquisition, MMR&D, Adaptive Health, LSM, SSI, UNICO, Computer Clinic, Computers for Medicine Corporation and Carecom, Inc., and Medisys (collectively, the

"S Corporations") were S corporations and, accordingly, the combined historical financial statements of MMC, MMR&D and the Acquired Companies did not reflect a provision for income taxes for the S Corporations, as income taxes were the responsibility of the S Corporations' individual stockholders. Effective with their acquisition, the S Corporations terminated their S corporation status. The following unaudited pro forma income tax, based on historical information, is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the S Corporations had each been a C corporation subject to federal and state income taxes throughout the periods presented.

                                                                   Three Months Ended      Three Months Ended
                                                                   September 30, 1997      September 30, 1996
                                                                   ------------------      ------------------
                                                                                 (In Thousands)
Income before provision for income taxes  . . . . . . . . . . .          $ 4,561                $1,249
Provision for income taxes  . . . . . . . . . . . . . . . . . .            1,703                   480
                                                                         -------                ------
Pro forma net income  . . . . . . . . . . . . . . . . . . . . .          $ 2,858                $  769
                                                                         =======                ======

                                                                    Nine Months Ended      Nine Months Ended
                                                                   September 30, 1997      September 30, 1996
                                                                   ------------------      ------------------
                                                                                 (In Thousands)
Income before provision for income taxes  . . . . . . . . . . .          $11,997                $ 4,835
Provision for income taxes  . . . . . . . . . . . . . . . . . .            3,853                  1,861
                                                                         -------                -------
Pro forma net income  . . . . . . . . . . . . . . . . . . . . .          $ 8,144                $ 2,974
                                                                         =======                =======

NOTE 6. SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

         The acquisitions of the Acquired Companies discussed in Note 1 have been accounted for as pooling-of-interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $5,952,000 for the three months ended September 30, 1997 and $5,112,000 for the three months ended September 30, 1996. Revenues for the Acquired Companies for the nine months ended September 30, 1997 and September 30, 1996 were $16,349,000 and $14,802,000, respectively. The Acquired Companies generated net income of $1,647,000 for the three months ended September 30, 1997 and a net loss of $8,000 for the three months ended September 30, 1996. Net income for the Acquired Companies for the nine months ended September 30, 1997 and September 30, 1996 was $2,311,000 and $679,000, respectively. Changes in the Acquired Companies' stockholders' equity for the nine months ended September 30, 1996 included distributions of $844,000 and issuance of common stock with a value equal to $10.

NOTE 7. STOCKHOLDERS' EQUITY

         At September 30, 1997, the Company had two stock option plans as described below:

1996 LONG-TERM INCENTIVE PLAN

         In September 1996, the Company adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan") under which the Compensation Committee has discretion to grant one or more of the following awards to executive officers, key employees, consultants and other service providers: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights,
(iv) restricted or deferred stock, (v) dividend equivalents, (vi) bonus shares and awards in lieu of the Company's obligations to pay cash compensation, and
(vii) other awards the value of which is based in whole or in part upon the value of the Common Stock. Upon a change of control of the Company (as defined in the Incentive Plan), certain conditions and restrictions relating to an award with respect to the ability to exercise or settle such award will be accelerated.

         The maximum number of shares of Common Stock that may be subject to outstanding awards under the Incentive Plan may not exceed the greater of 2,000,000 shares or 10% of the aggregate number of shares of Common Stock outstanding. The number of shares deliverable upon exercise of incentive stock options is limited to 500,000, and the number of shares deliverable as non-performance based restricted stock and deferred stock, is limited to 500,000.

         Information regarding the stock option component of the Incentive Plan is summarized below:

                                                                                 Weighted Average
                                                                    Number of     Exercise Price
                                                                      Shares        Per Share
                                                                     -------     ---------------
Balance, January 1, 1997  . . . . . . . . . . . . . . . .                   --               --
Granted   . . . . . . . . . . . . . . . . . . . . . . . .            1,690,100           $10.85
Exercised . . . . . . . . . . . . . . . . . . . . . . . .               (3,525)          $11.00
Forfeited . . . . . . . . . . . . . . . . . . . . . . . .              (44,750)          $11.00
                                                                     ---------           ------
Balance, September 30, 1997 . . . . . . . . . . . . . . .            1,641,825           $10.67
                                                                     =========           ======

         All of the 1,641,825 options which were outstanding as of September 30, 1997, have a vesting schedule providing for 25% vesting at 6 months, 18 months, 30 months, and 42 months after the grant date. All options expire 10 years after the date of grant and have an exercise price ranging from $8.875 to $17.00. As of September 30, 1997, 407,956 options granted under the Incentive Plan were exercisable.

         No compensation expense related to the options has been recorded as the options were granted at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant.

         A total of 50,000 shares of restricted stock awards were issued under the Incentive Plan.

Compensation expense equal to the fair value of the Common Stock on the date of grant ($8.375) is being recognized over the vesting period of these stock awards. A total of $31,000 has been recognized as of September 30, 1997.

1996 NON-EMPLOYEE DIRECTORS' STOCK PLAN

         In September 1996, the Company adopted the 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan") which provides for the automatic grant to each non-employee director an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, the Directors' Plan provides for an automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders; provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding sixty days. This plan also provides that each non-employee director may elect to receive 2,000 stock options in each calendar year in lieu of an annual cash fee and other cash payments for attending board meetings. A total of 250,000 shares are reserved for issuance under the Directors' Plan. The exercise price of options granted under the Directors' Plan may be no less than the fair market value of the Common Stock on the date of grant, and accordingly, no compensation expense has been recorded in connection with the stock options granted.

         Information regarding the Directors' Plan is summarized below:

                                                                                       Weighted Average
                                                                          Number of      Exercise Price
                                                                            Shares         Per Share
                                                                          ---------    ----------------
Balance, January 1, 1997  . . . . . . . . . . . . . . . . . . .                  --          --
Granted   . . . . . . . . . . . . . . . . . . . . . . . . . . .              51,000        $ 12.25
                                                                          ---------        -------
Balance, September 30, 1997 . . . . . . . . . . . . . . . . . .              51,000        $ 12.25
                                                                          =========        =======

         All options under the Directors' Plan vest one year after the date of grant and expire 10 years after the date of grant. The exercise price of the options outstanding under this plan range from $8.875 to $17.25. As of September 30, 1997, no options granted under the Directors' Plan were exercisable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with the development and distribution of the Company's software product, acquisitions, fluctuations in operating results because of acquisitions, variations in stock prices, changes in government regulations, competition and risks of operations and growth of newly-acquired businesses. The Company expressly disclaims any intent or obligation to update these forward looking statements.

         Medical Manager Corporation ("MMC") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager(R) software, a leading physician practice management system for independent physicians, physician groups, management service organizations ("MSOs"), Physician Practice Management companies ("PPMs") independent practice associations ("IPAs"), managed care organizations and other providers of health care services in the United States. On February 4, 1997 MMC acquired ("the Mergers") simultaneously with the closing of its initial public offering of common stock ("the Offering") five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Midwest, Inc. (formerly Systems Management, Inc.) ("MMMW"). All outstanding shares of the Founding Companies' capital stock were converted into shares of MMC Common Stock concurrently with the consummation of the Offering. The aggregate consideration paid by MMC for the Founding Companies was approximately $46.9 million in cash and 11.7 million shares of Common Stock of MMC for an aggregate value of $175.7 million. The mergers were accounted for as a combination of the Founding Companies at historical cost for accounting purposes. MMR&D is identified as the acquirer for financial statement presentation purposes and is presented on a combined basis with MMC from July 10, 1996. MMC conducted no significant operations and generated no revenue prior to the closing of the Offering.

         Subsequent to the consummation of the Offering, MMC and the Founding Companies executed and closed an agreements to acquire the following resellers of The Medical Manager software (the "Acquired Companies"): (i) The Computer Clinic, Inc. and its affiliates ("Computer Clinic") based in Valhalla, New York; (ii) Adaptive Health Systems of Washington, Inc.

("Adaptive Health") based in Federal Way, Washington; (iii) LSM Computing, Inc. ("LSM") based in Somerville, New Jersey; (iv) Specialized Systems, Inc. ("SSI") based in Van Nuys, California; (v) Treister Thorne, Inc. d/b/a Advanced Medical Management, Inc.; ("AMM") based in Houston, Texas; (vi) UNICO, Inc. ("UNICO") based in Evansville, Indiana; (vii) Medysis, Inc. based in Fort Wayne, Indiana; and (viii) Computers for Medicine Corporation and Carecom, Inc. based in Englewood, Colorado. The acquisitions of the Acquired Companies closed during the nine months ended September 30, 1997 and were accounted for using the pooling-of-interests method of accounting. The aggregate consideration paid for the Acquired Companies consisted of 1,531,424 shares of Common Stock.

         Also subsequent to the consummation of the Offering, MMC and the Founding Companies executed and closed definitive agreements to acquire substantially all of the assets of the following resellers of The Medical Manager software (the "Purchased Companies"): (i) Artemis, Inc. based in Indianapolis, Indiana; (ii) Boston Computer Systems, Inc. based in Norwood, Massachusetts; (iii) Package Computer Systems, Inc. d/b/a PAC-COMP based in Sterling Heights, Michigan; (iv) Matrix Computer Consultants, Inc. based in Norman, Oklahoma; (v) Professional Management Systems, Inc. based in St. Charles, Illinois; and (vi) AMSC, Inc. based in Orlando, Florida, together with its wholly-owned subsidiary, AMSC Midwest, Inc. based in Topeka, Kansas. The acquisitions of the Purchased Companies closed during the three months ended September 30, 1997 and were accounted for using the purchase method of accounting. The aggregate consideration paid for the Purchased Companies was 366,186 shares of Common Stock and $1,503,708 in cash.

         MMC, the Founding Companies, the Purchased Companies, and the Acquired Companies are referred to collectively as the Company.

         The Company has begun to realize savings from the reduction in interest expense related to the payment of the Founding Companies' debt. There has also been additional interest income resulting from the investment of offering proceeds. These savings and interest income are being fully offset by the costs of being a public company and the incremental increase in costs related to the Company's new corporate management structure. While the interest income from the investment of offering proceeds has not been included in the pro forma statements of operations, the savings from the reduction of interest expense and the costs associated therewith have been included in the pro forma statements of operations. As a result, pro forma results may not be comparable to, or indicative of, future performance.

         As a professional sales and value-added services organization, the Company responds to the product opportunities and service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its products and services are provided. Therefore, the Company can experience volatility in its operating results. The operating results for any three month period are not necessarily indicative of the results for any future periods.

PRO FORMA CONSOLIDATED RESULTS OF OPERATIONS

         REVENUE

         The following table reflects the Company's pro forma revenues for the periods presented (in millions, except percentages):

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                                 ------------------          -----------------
                                                                                     Percent                    Percent
                                                                  1997       1996     Change    1997    1996    Change
                                                                  ----       ----     ------    ----    ----    ------
Systems   . . . . . . . . . . . . . . . . . .                    $11.5      $ 9.1      27.1%   $33.0   $26.6     24.1%
Maintenance and other . . . . . . . . . . . .                      8.4        5.6      48.6%    22.8    17.0     34.2%
                                                                 -----      -----              -----   -----
Total . . . . . . . . . . . . . . . . . . . .                    $19.9      $14.7      35.3%   $55.8   $43.6     28.1%
                                                                 =====      =====              =====   =====

         An increase in systems sales volume, combined with an increase in the size of individual systems projects, have been contributing factors in the Company's systems revenue growth. Average overall revenue per client has increased primarily because of the Company's continued success in securing more MSO, PPM, and large IPA contracts. Revenues from these MSOs, PPMs, IPAs and other larger local contracts have been developed by the Company's recently formed Enterprise Business Group, which specifically targets national/regional clients. Contracts recently obtained by the Enterprise Business Group have a total contract price of over $4.4 million, of which $900,000 has been recognized as income in the three months ended September 30, 1997 and $1.4 million recognized as income in the nine months ended September 30, 1997. In addition to gaining these larger clients, the Company has continued its successful marketing to smaller physician groups and sole practitioners, making up the balance of the increase in systems revenue over corresponding periods in the prior year. Lastly, for the three months ended September 30, 1997, the Purchased Companies, were accounted for using the purchase method of accounting, thereby these acquisitions are accounted for prospectively from their respective purchase dates. Systems revenues from these Purchased Companies totaled approximately $400,000 for the three months and nine months ended September 30, 1997.

         Maintenance and other revenue increased over the corresponding periods in the prior year due primarily to the addition of revenue from the Purchased Companies and non-recurring national interface contracts. For the three months ended September 30, 1997, the Purchased Companies added $500,000 in maintenance and other revenue while no additional revenue was added to 1996 as a result of the purchases. For the nine months ended September 30, 1997, the Company recognized approximately $500,000 in maintenance and other revenue related to the completion of non-recurring national interface contracts. The Company obtains a maintenance contract for a minimum of one year with most new systems installed. Therefore a portion of the Company's maintenance and other revenue will be recognized later than billed. Unearned maintenance and other revenue as of September 30, 1997 on the accompanying balance sheet was $5.9 million, which will be recognized in future quarters.

         The balance of unearned revenues represents customer deposits on systems revenue projects. Revenue on these projects will be recognized in future periods as the implementation of the system is completed.

         OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

         The following table reflects pro forma operating expenses for the periods presented (in millions, except percentages):

                                              Three Months Ended          Nine Months Ended
                                                September 30,               September 30,
                                              ------------------         ------------------
                                                                  Percent                    Percent
                                               1997       1996     Change    1997    1996    Change
                                               ----       ----     ------    ----    ----    ------
Systems   . . . . . . . . . . . . . . . . . .  $4.9       $3.9      24.7 %  $13.1   $10.9     20.0%
Maintenance and other . . . . . . . . . . . .   4.3        3.4      28.1 %   12.3    10.2     20.8%
                                               ----       ----              -----   -----
Total Cost of Revenue . . . . . . . . . . . .  $9.2       $7.3      26.3 %  $25.4   $21.1     20.4%
Selling, General and Administrative . . . . .   5.1        4.1      22.9 %   14.7    11.5     27.8%
Research and Development. . . . . . . . . . .  $ .8       $ .9      (6.3)%  $ 2.4   $ 2.4       .8%

         Systems gross profit margin was 57.8% for the three months ended September 30, 1997 compared to 57.0% for the three months ended September 30, 1996, and 60.3% in the first nine months of fiscal year 1997 versus 58.9% in the first nine months of 1996. Systems revenue consists of sales of licenses, carrying a higher gross profit margin, and sales of complete systems, carrying a lower gross profit margin due to the inclusion of the costs of equipment and installation labor in the cost of the sale. Maintenance and other gross profit margin was 48.5% for the third quarter of fiscal year 1997 compared to 40.3% for the third quarter of fiscal year 1996, and 46.1% in the first nine months of fiscal 1997 versus 40.1% in the first nine months of 1996. This increase in margin was principally due to the inclusion of national interface contract of $.5 million for the nine months ended September 30, 1997 which carry little or no associated cost of revenue. Another element of the increase in the maintenance and other gross profit margin is maintenance personnel and other associated costs being allocated to a larger base of maintenance revenue.

         Selling, general and administrative expenses as a percentage of revenue were 25.6% for the three months ended September 30, 1997 and were 28.2% in the same period of 1996. For the nine months ended September 30, 1997 and 1996, selling, general, and administrative expenses as a percentage of revenue remained unchanged at 26.5%. The decrease in the percentage of selling, general and administrative expenses to total revenue for the three months ended

September 30, 1997 as compared to the same period in 1996 is in part due to the Company being able to implement a corporate structure without impacting the mix of selling, general and administrative expenses to revenues.

         Although there has not been a significant change in research and development dollars spent for the nine months ended September 30, 1997, there has been a shift in research and development activities. In the first nine months of 1997, especially the second and third quarters, research and development activities on the Pro-ClaimTM product have been scaled back as compared to the same period in 1996 due to this software being commercially available. This reduction in research and development expenditures has been offset with new research and development projects focusing on (i) a new release of The Medical Manager incorporating an advanced appointment scheduler, year 2000 compliance, and other enhancements; (ii) graphical user interface and relational database technologies for use in future versions of The Medical Manager software; (iii) significant enhancements in the development of the Company's Enterprise Manager modules; (iv) an electronic medical records module; and (v) EDI modules for focusing on pharmaceutical formularies and laboratories.

         Other income of $200,000 and $400,000 for the three months and nine months ended September 30, 1997 respectfully resulted primarily from the investment of net proceeds from the Offering.

         Provision for income taxes was $1.7 million for an effective tax rate of 37.3% of income before income taxes for the three months ended September 30, 1997 compared to $800,000 for an effective tax rate of 38.5% of income before income taxes for the corresponding period in 1996, and $4.7 million for an effective tax rate of 37.4% in the first nine months of 1997 versus $2.9 million for an effective tax rate of 38.5% of income before taxes for the corresponding period in 1996. The reduced rate reflects the nontaxable investment income in the three and nine months ended September 30, 1997.

HISTORICAL CONSOLIDATED RESULTS OF OPERATIONS

         REVENUE

         The following table reflects actual revenues for the periods presented (in millions, except percentages):

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                               ------------------              -----------------
                                                                   Percent                    Percent
                                                1997       1996     Change    1997    1996    Change
                                                ----       ----     ------    ----    ----    ------
Systems   . . . . . . . . . . . . . . . . . .  $11.5      $ 5.2     121.4%   $31.0   $15.3    102.9%
Maintenance and other . . . . . . . . . . . .    8.4        2.3     265.4%    21.7     7.1    204.5%
                                               -----      -----              -----   -----
Total     . . . . . . . . . . . . . . . . . .  $19.9      $ 7.5     165.4%   $52.7   $22.4    135.3%
                                               =====      =====              =====   =====

         The increase in systems revenue was primarily due to the inclusion of $6.3 million and $15.2 million in systems revenue of the other Founding Companies in the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively, after the eliminations of inter-company sales. The increase in maintenance and other revenue was primarily due to the inclusion of $4.8 million and $10.5 million in maintenance and other revenue of the Founding Companies in the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively. In addition, there was approximately $500,000 of national interface revenue recognized in 1997.

         OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

         The following table reflects actual operating expenses for the periods presented (in millions, except percentages):

                                               Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                               ------------------             ------------------
                                                                   Percent                    Percent
                                                1997       1996     Change    1997    1996    Change
                                                ----       ----     ------    ----    ----    ------
Systems   . . . . . . . . . . . . . . . . . .  $ 4.9       $2.1     136.4%   $12.0    $6.1     96.0%
Maintenance and other . . . . . . . . . . . .    4.3        1.3     229.2%    11.7     3.7    214.4%
                                               -----       ----              -----    ----
Total Cost of Revenue . . . . . . . . . . . .  $ 9.2       $3.4     172.5%   $23.7    $9.8    140.8%
Selling, General and Administrative . . . . .    5.1        2.1     145.2%    14.0     5.5    156.4%
Research and Development. . . . . . . . . . .  $  .8       $ .7      13.2%   $ 2.4    $1.9     23.7%

         The increase in cost of systems revenue was primarily due to the inclusion of $3.5 million and $6.5 million in cost of revenue for systems of the other Founding Companies in the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively. The increase in maintenance and systems cost of revenue was primarily due to the inclusion of $3.0 million and $7.1 million in cost of revenue for maintenance and other sources of the other Founding Companies in the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively.

         The increase in selling, general and administrative was primarily due to the inclusion of $2.6 million and $6.5 million in selling, general and administrative expenses of the other Founding Companies in the three months ended September 30, 1997 and the nine months ended September 30, 1997, respectively.

         With regard to the increase in research and development expenses of $100,000 and $500,000 in the three months ended and nine months ended September 30, 1997 respectfully, the inclusion of the other Founding Companies accounts for $100,000 in the three months ended September 30, 1997 and $300,000 for the nine months ended September 30, 1997. The balance of the increase from 1996 to 1997 is due to additional R&D personnel hired to support development of several new features of The Medical Manager software.

         Other income increased $0.1 million and $0.4 million, for the three months and nine months ended September 30, 1997 respectfully, resulted primarily from the investment of net proceeds from the Offering.

         The Company's provision for income taxes increased to $3.9 million for the nine months ended September 30, 1997, net of a deferred tax benefit of $400,000 related to the termination of the S Corporation status of MMR&D effective February 4, 1997, and gives effect to MMR&D's income being taxed to its stockholder prior to such termination and the effect of nontaxable investment income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company generated net income of $8.1 million in the nine months ended September 30, 1997. This source of cash was offset by an increase in accounts receivable of $4.5 million, primarily due to the revenue growth experienced throughout the year and to a lesser degree to an increase in receivable days outstanding. An additional use of operating cash flows was the decrease of $2.6 million in accounts payable and accrued liabilities, primarily the result of a reduction of approximately $1.4 million in accounts payable of the other Founding Companies that were assumed in connection with the Mergers and $500,000 in accounts payable of the Acquired Companies.

         On February 4, 1997, the Company completed the Offering of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.4 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies. Approximately $1.5 million of the net proceeds were used in the quarter ended September 30, 1997 as a portion of the purchase price for the Purchased Companies.

         MMC and each of the Founding Companies had separate banking relationships through February 4, 1997. Effective February 5, 1997, these separate banking relationships were consolidated into a single banking relationship. The Company plans to continue negotiations for a credit line with Barnett Bank of Tampa.

         The Company believes the net proceeds from the sale of Common Stock in the Offering, together with existing cash and cash equivalents and future funds generated from operations, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. The Company's cash and cash equivalents are also managed to be available for strategic investment opportunities or other potential large-scale cash needs that may arise in the pursuit of the Company's long-term strategies.

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

     Not Applicable

ITEM 5. OTHER INFORMATION

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     11. Computation of Primary and Fully Diluted Earnings Per Common Share and Common Equivalent Share for the Three Months Ended September 30, 1997.

     11.1 Computation of Primary and Fully Diluted Earnings per Common Share and Common Equivalent Share for the Nine Months Ended September 30, 1997.

     11.2 Computation of Pro Forma Primary and Fully Diluted Earnings per Common Share and Common Equivalent Share for the Three and Nine Months Ended September 30, 1996.

     27.    Financial Data Schedule (file only electronically with the SEC)

         (b) Reports on Form 8-K

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 7, 1997, in connection with the acquisition by the Company of The Computer Clinic, Inc. and its affiliates on July 24, 1997.

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission on September 25, 1997, in connection with the acquisition by the Company of Professional Management Systems, Inc. and AMSC, Inc., together with it wholly-owned subsidiary AMSC MidWest, Inc., on September 10, 1997 and September 11, 1997, respectively.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MEDICAL MANAGER CORPORATION


                               By:        /s/ Lee A. Robbins
                                  ------------------------------------------
                                  Lee A. Robbins
                                  Vice President and Chief Financial Officer

Date: November 6, 1997

                                 EXHIBIT INDEX

Number          Description of Exhibits                                                     Page No.
-----------     -----------------------------------------------------------------------     --------
         11.    Computation of Primary and Fully Diluted Earnings
                per Common Share and Common Equivalent Share
                for the Three Months Ended September 30, 1997.                              26

         11.1   Computation of Primary and Fully Diluted Earnings
                per Common Share and Common Equivalent Share
                for the Nine Months Ended September 30, 1997.                               27

         11.2   Computation of Pro Forma Primary and Fully Diluted
                Earnings per Common Share and Common
                Equivalent Share for the Three and Nine Months Ended
                September 30, 1996.                                                         28

         27.    Financial Data Schedule (filed only electronically
                with the SEC)                                                               --