Form 10-K
period 1997-12-31
MEDICAL MANAGER CORP
filed 1998-03-12
CIK 1022147

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
(Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ______________ to  ______________

                         Commission File Number 0-29090

                          MEDICAL MANAGER CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                       59-3396629
      (State or Other Jurisdiction of               (I.R.S. Employer Identification No.)
       Incorporation or Organization)
  3001 NORTH ROCKY POINT DRIVE EAST, SUITE                         33607
            100, TAMPA, FLORIDA                                  (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (813) 287-2990

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of February 26, 1998 was $257,831,014. The Company has no authorized class or series of non-voting common equity.

There were 19,790,328 shares of the Registrant's common stock outstanding as of February 26, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

Financial statements of four of the Founding Companies included in the Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 8, 1997 are incorporated by reference herein.

================================================================================

                          MEDICAL MANAGER CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    22
Item 3.    Legal Proceedings...........................................    22
Item 4.    Submission of Matters to a Vote of Security Holders.........    22
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    22
Item 6.    Selected Financial Data.....................................    23
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    24
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................    29
Item 8.    Financial Statements and Supplementary Data.................    29
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    50
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........    **
Item 11.   Executive Compensation......................................    **
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    **
Item 13.   Certain Relationships and Related Transactions..............    **
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    50

---------------

** The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's definitive proxy statement to be filed not more than 120 days after the year ended December 31, 1997.

                                     PART I

ITEM 1.  BUSINESS

     Medical Manager Corporation ("MMC") was founded in July 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager(R) software, a leading physician practice management system for independent physicians, independent physician associations ("IPAs"), management service organizations ("MSOs"), physician practice management organizations ("PPMs"), managed care organizations and other providers of health care services.

     Simultaneously with the consummation of the initial public offering of the common stock, par value $.01 per share (the "Common Stock"), of MMC in February 1997 (the "Offering"), MMC acquired in separate mergers (the "Mergers") the following companies: (i) Personalized Programming, Inc., the owner and developer of The Medical Manager software; (ii) Systems Plus, Inc., the long-time national distributor of The Medical Manager software; (iii) National Medical Systems, Inc., a national dealer of The Medical Manager software located in Tampa, Florida; (iv) RTI Business Systems, Inc., a large, regional dealer of The Medical Manager software in Albany, New York; and (v) Systems Management, Inc., a large, regional dealer of The Medical Manager software in South Bend, Indiana (collectively, the "Founding Companies"), which became separate, wholly-owned subsidiaries of MMC.

     Subsequent to the consummation of the Offering, MMC and the Founding Companies executed and closed agreements to acquire the following resellers of The Medical Manager software (the "Acquired Companies") in transactions which were accounted for using the pooling of interests method of accounting: (i) The Computer Clinic, Inc. and its affiliates ("Computer Clinic") based in Valhalla, New York; (ii) Adaptive Health Systems of Washington, Inc. ("Adaptive Health") based in Federal Way, Washington; (iii) LSM Computing, Inc. ("LSM") based in Somerville, New Jersey; (iv) Specialized Systems, Inc. ("Specialized Systems") based in Van Nuys, California; (v) Treister-Thorne, Inc. d/b/a Advanced Medical Management, Inc. ("Advanced Medical") based in Houston, Texas; (vi) UNICO, Inc. ("UNICO") based in Evansville, Indiana; (vii) Medysis, Inc. ("Medysis") based in Fort Wayne, Indiana; (viii) Computers for Medicine Corporation and Carecom, Inc. (collectively, "Computers for Medicine") based in Englewood, Colorado; (ix) Unisource Systems, Inc. ("Unisource") based in Corpus Christi, Texas; and (x) CompRx Systems Corporation ("CompRx") based in Hauppauge, New York. All of the acquisitions closed during the year ended December 31, 1997.

     Also subsequent to the consummation of the Offering, MMC and the Founding Companies executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of the following resellers of The Medical Manager software (the "Purchased Companies") in transactions which were accounted for using the purchase method of accounting:
(i) Artemis, Inc. ("Artemis") based in Indianapolis, Indiana; (ii) Boston Computer Systems, Inc. ("Boston Computer") based in Norwood, Massachusetts;
(iii) Package Computer Systems, Inc. d/b/a PAC-COMP ("PAC-COMP") based in Sterling Heights, Michigan; (iv) Matrix Computer Consultants, Inc. ("Matrix") based in Norman, Oklahoma; (v) Professional Management Systems, Inc. ("PMSI") based in St. Charles, Illinois; (vi) AMSC, Inc. ("AMSC") based in Orlando, Florida, together with its wholly-owned subsidiary, AMSC Midwest, Inc. ("AMSC Topeka") based in Topeka, Kansas; (vii) Data Concepts, Inc. ("Data Concepts") based in Boise, Idaho; (viii) Medical Systems Consultants, Inc. ("MSCI") based in Boise, Idaho; (ix) Advanced Practice Management, Inc. ("APM") based in San Diego, California; (x) Medico Support Services, Inc. ("MSSI") based in Salem, Oregon; (xi) Companion Technologies of Florida, Inc. ("Companion Florida") based in Tampa, Florida; and (xii) Companion Technologies of Texas ("Companion Texas") based in Arlington, Texas. All of the acquisitions closed during the year ended December 31, 1997.

     MMC, the Founding Companies, the Acquired Companies, and the Purchased Companies are referred to collectively as the Company. As provided below, the Company was reorganized into eight wholly-owned subsidiaries, one of which engages in research and development activities, one of which coordinates national sales and marketing activities and the remaining of which provide direct sales, marketing and support of the product to customers in each of the Company's six geographic regions.

WHOLLY-OWNED SUBSIDIARIES

  Personalized Programming, Inc. / Medical Manager Research & Development, Inc.

     Personalized Programming, Inc. was founded in 1981 and is the developer of The Medical Manager practice management system. In March 1997, Personalized Programming, Inc. changed its name to Medical Manager Research & Development, Inc. (hereinafter "MMR&D"). Its progressive and innovative approach to computer programming has made it a leader in the health care information industry. MMR&D's research and development staff works closely with its installed client base and academic institutions to ensure that The Medical Manager practice management system reflects the latest technologies, changes in health care industry practices and modifications to state and federal governmental regulations. MMR&D pioneered electronic claims submission software as well as electronic data interfaces that allow a direct interchange of data with hospitals, laboratories, pharmacies and other health care providers. Representatives of MMR&D served on the President's Workgroup for Electronic Data Interchange and currently serve on the American National Standards Institute ("ANSI X12") committee and the Health Level 7 ("HL7") group. MMR&D employs approximately 110 programmers, technicians, and other personnel at its research and development facility in Alachua, Florida.

  Systems Plus, Inc. / Medical Manager Sales & Marketing, Inc.

     Systems Plus, Inc. was founded in 1980 and is principally responsible for sales and marketing of The Medical Manager software. In April 1997, Systems Plus, Inc. changed its name to Medical Manager Sales & Marketing, Inc. (hereinafter "MMS&M"). It coordinates the sales, support and training activities of the independent resellers across the United States, markets products, conducts user and dealer training programs, provides technical support and performs quality assurance testing of The Medical Manager software prior to general release. MMS&M also conducts market research, develops arrangements with providers of complementary products and services, and directs national advertising, press and media relations. MMS&M represents The Medical Manager product at major regional and national trade shows and hosts user events such as basic and advanced training seminars and its annual MSO users conference. MMS&M is based in Mountain View, California.

  National Medical Systems, Inc. / Medical Manager Southeast, Inc.

     National Medical Systems, Inc. was founded in 1994 and, prior to the Mergers, was a national dealer for The Medical Manager system. In March 1997, National Medical Systems, Inc. changed its name to Medical Manager Southeast, Inc. (hereinafter "MMSE") and became the southeast regional distributor for the Company. MMSE is based in Tampa, Florida. It serves client sites in Florida and throughout the Southeastern United States.

  Significant Acquisitions: Prior to the Mergers, MMSE acquired Medix, Inc., a wholly-owned subsidiary of Blue Cross and Blue Shield of New Jersey, Inc. In September 1997, MMSE acquired AMSC, which was a wholly-owned subsidiary of CIS Technologies, Inc., a wholly owned subsidiary of National Data Corporation. In December 1997, MMSE acquired Companion Florida, a wholly-owned subsidiary of Companion Technologies Corporation (hereinafter "Companion"). Companion is a wholly-owned subsidiary of Blue Cross and Blue Shield of South Carolina, a private label vendor of The Medical Manager system since 1988, which continues as one of the largest resellers of The Medical Manager system in the country.

  RTI Business Systems, Inc. / Medical Manager Northeast, Inc.

     RTI Business Systems, Inc. was founded in 1988 and, prior to the Mergers, was a large regional dealer for The Medical Manager software in the Northeastern region of the United States. In July 1997, RTI Business Systems, Inc. changed its name to Medical Manager Northeast, Inc. (hereinafter "MMNE"). Based in Albany, New York, MMNE serves client sites in New York and throughout the Northeastern United States.

     Significant Acquisitions: In April 1997, MMSE acquired LSM, which was merged into the New Jersey division of MMSE. In October 1997, the New Jersey division of MMSE was transferred to MMNE. In July

1997, MMNE acquired Computer Clinic. In August 1997, MMNE acquired Boston Computer. In December 1997, MMNE acquired CompRx.

  Systems Management, Inc. / Medical Manager Midwest, Inc.

     Systems Management, Inc. was founded in 1987 and was a regional dealer for The Medical Manager system in the Midwestern region of the United States. In May 1997, MMC acquired UNICO, a regional dealership in Evansville, Indiana. In July 1997, Systems Management, Inc. was merged into UNICO, at which time the company changed its name to Medical Manager Midwest, Inc. (hereinafter 'MMMW'). Based in South Bend, Indiana, MMMW serves client sites in Indiana, Michigan, and throughout the Midwestern United States.

     Significant Acquisitions: In July 1997, MMMW acquired Artemis. In August 1997, MMMW acquired PAC-COMP and MediSys. In September 1997, MMMW acquired PMSI and AMSC Topeka.

  Medical Manager Northwest, Inc.

     Adaptive Health was founded in March 1992 and, prior to being acquired by the Company in May 1997, was a regional dealer of The Medical Manager system in the Northwestern region of the United States. In July 1997, Adaptive Health changed its name to Medical Manager Northwest, Inc. (hereinafter 'MMNW'). Based in Federal Way, Washington, MMNW serves client sites in the state of Washington and throughout the Northwestern region of United States.

     Significant Acquisitions: In October 1997, MMNW acquired Data Concepts and MSCI. In November 1997, MMNW acquired MSSI.

  Medical Manager West, Inc.

     Specialized Systems was founded in June 1987 and prior to being acquired by the Company in May 1997, was a regional dealer of The Medical Manager system in Southern California. In July 1997, Specialized Systems changed its name to Medical Manager West, Inc. (hereinafter "MMW"). Based in Van Nuys, California, MMW serves client sites in Southern California, Nevada and other Western regions of the United States.

     Significant Acquisitions: In September 1997, MMW acquired Computers for Medicine. In November 1997, MMW acquired APM.

  Medical Manager Southwest, Inc.

     Advanced Medical was founded in December 1983 and, prior to being acquired in June 1997, was a regional dealer of The Medical Manager system operating out of Houston, Texas. In June 1997, Advanced Medical changed its name to Medical Manager Southwest, Inc. (hereafter "MMSW"). MMSW serves client sites in Texas and throughout the Southwestern region of United States.

     Significant Acquisitions: In September 1997, MMSW acquired Matrix. In November 1997, MMSW acquired Unisource. In December 1997, MMSW acquired Companion Texas, a wholly-owned subsidiary of Companion.

EMPLOYEES

     At December 31, 1997, the Company had 809 employees. No employees are covered by any collective bargaining agreements. The Company considers its relationships with its employees to be good.

SUMMARY OF THE TERMS OF THE MERGERS

     Discussions regarding the Mergers and the Offering were begun in early 1996 by MMSE with MMR&D and MMS&M. The consideration to be paid for MMR&D and MMS&M was determined by arm's-length negotiations between representatives of MMSE and each of MMR&D and MMS&M, with valuations based primarily on pro forma earnings as compared to comparable companies. Consideration also was given to other assets, such as intellectual property owned by MMR&D and MMS&M and dealer contracts. MMSE negotiated with MMR&D and MMS&M based on the number of MMSE client sites, its national client base, its commitment for capital funding described below, its planned acquisitions and its role as promoter for the proposed transactions.

     In order to obtain a revenue base that would be expected of a publicly-held company, other dealers were considered for the proposed transactions. Representatives of MMSE negotiated with other major dealers in the spring and summer of 1996. As of July 31, 1996, MMNE and MMMW had agreed to participate as Founding Companies. The consideration to be paid for MMNE and MMMW was negotiated between representatives of each of them and MMSE with valuations based on revenues, number of client sites and pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA").

     In connection with the merger of MMSE into a subsidiary of the Company, the stockholders of MMSE sold shares of its common stock to Electronic Data Systems Corporation, a Delaware corporation ("EDS"). Pursuant to a Stock Purchase Agreement among MMSE, EDS and the Company (the "Stock Purchase Agreement"), EDS purchased a number of shares of common stock of MMSE that, upon consummation of the Merger of MMSE into a subsidiary of the Company, resulted in the acquisition by EDS of 1,221,896 shares of Common Stock of the Company for an aggregate price of $12,500,000, resulting in a price per share equal to 93% of the Offering price of $11.00. EDS is entitled to the same registration rights with respect to the shares of Common Stock of the Company received in the Merger of MMSE into a subsidiary of the Company as are afforded to the other stockholders of MMSE under the merger agreement entered into among them, MMSE, MMC and its acquisition subsidiary. EDS is also entitled to designate an observer to attend all meetings of the Board of Directors of the Company and to get advance notice of all meetings for so long as EDS owns at least 25% of the number of shares of Common Stock of the Company to be owned by it after giving effect to (i) the transactions contemplated by the Stock Purchase Agreement and (ii) such Merger.

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

     The following table sets forth the aggregate cash and shares of Common Stock paid by MMC to the stockholders of each of the Founding Companies and their respective percentage ownership of the Common Stock outstanding immediately following the Mergers, based on the Offering price of $11.00.

                                                   COMMON                SHARES OF     PERCENTAGE
                                         CASH      STOCK      TOTAL     COMMON STOCK   OWNERSHIP
                                        -------   --------   --------   ------------   ----------
                                                             (IN THOUSANDS)
MMR&D................................   $35,062   $ 70,070   $105,132       6,370         36.0%
MMS&M................................     9,350     24,310     33,660       2,210         12.5%
MMNE.................................     1,753      3,850      5,603         350          2.0%
MMSE.................................         0     28,556     28,556       2,596         14.6%
MMMW.................................       779      1,980      2,759         180          1.0%
                                        -------   --------   --------      ------         ----
  Total..............................   $46,944   $128,766   $175,710      11,706         66.1%
                                        =======   ========   ========      ======         ====

INDUSTRY OVERVIEW

     Over the past decade, health care costs in the United States have risen faster than the overall rate of inflation. According to the U.S. Health Care Financing Administration, health care expenditures have increased from less than $250 billion, or approximately 9% of U.S. gross domestic product, in 1980 to almost $1 trillion, or approximately 15% of U.S. gross domestic product, in 1995. This increase has resulted in broad pressures to reduce costs without sacrificing the quality of care and has caused significant changes in the health care industry. While reimbursement for health care has historically been based on a fee-for-service model of payment, managed care organizations and other payors are increasingly utilizing alternative reimbursement models that shift the financial risk of delivering health care from payors to health care providers, including discounted fee schedules, single payment based on diagnosis, capitation and other risk sharing arrangements.

     The ongoing pressure to contain health care costs and the growing administrative burdens placed on medical practices have caused physicians to join together in group practices to share administrative costs and achieve economies of scale. In addition, other providers and payors are buying and/or managing physician practices and transforming them into integrated delivery systems. The Company believes the movement toward group practices has accelerated the trend toward automation as group practices require greater efficiency and productivity provided by more powerful practice management systems. This general increase in the size and complexity of medical practices has created a greater need for analysis of data and production of timely management information reports that allow physicians, other providers of medical care and payors to reach informed conclusions regarding the quality and appropriateness of various procedures and practices.

     The expansion in the number of managed care and third-party payor organizations, as well as additional governmental regulation and the change in reimbursement models, have greatly increased the complexity of pricing practices, billing procedures and reimbursement policies impacting medical practices. Practice management systems help providers reduce the costs and improve the quality of delivering health care services by automating patient care information systems and administrative processes, ensuring timely access to relevant information, streamlining the storage and retrieval of information, and efficiently matching patient needs with available resources. While early systems concentrated principally on patient billing and collection activities, systems are now available that record and store clinical information, automate the processing of insurance and third-party payor claims and integrate the operations of physician practices with larger health care organizations such as hospitals, HMOs and MSOs.

BUSINESS STRATEGY

     The Company's strategy is to integrate its research and development, marketing, sales and support resources and to build upon its leadership position as the provider of The Medical Manager software, the most widely utilized physician practice management system in the United States. Key elements of this strategy include:

          Capitalizing on New Corporate Structure. As a result of the Mergers and subsequent acquisitions, the Company expects to achieve significant benefits through a national market presence, centralized client support and the implementation of a national retail pricing structure. While the Founding Companies have worked together successfully for many years, the Mergers and subsequent acquisitions created a vertically-integrated entity that has greater financial strength and stability than the individual companies which allows the Company to compete more effectively on national, regional and local levels. In addition, the Company expects to achieve significant cost savings as a result of the consolidation of many of the administrative functions previously handled separately by each of the Founding Companies and the acquired companies. The Mergers and subsequent acquisitions also allow the Company to further develop its Enterprise Business Group, a national accounts group that assists regional dealers in marketing to, and addressing the support needs of, larger provider organizations such as IPAs, PPMs, MSOs, and managed care organizations. The Company plans to establish local and regional resource centers, supported by centralized corporate and regional operations, including help desks, EDI departments and advanced technical and programming personnel. The Company expects this structure to result in greater overall consistency and a higher level of client support.

          Consolidating and Rationalizing the Distribution Network. The Company intends to continue the consolidation and rationalization of The Medical Manager distribution network which began upon the consummation of the Offering. Prior to the 1990s, when independent physician practices were most prevalent, the local focus of The Medical Manager independent dealer network effectively addressed the practice management needs of the market. However, due to the numerous trends in the health care industry toward improved efficiency and cost containment, physicians have been forced to consolidate into larger practice organizations. To meet the needs of these larger groups, the Company believes it is necessary to implement a product distribution strategy that includes the acquisition of dealers in major medical communities and large metropolitan markets. The ownership of these dealers should enable the Company to market more effectively to larger customers while assisting the remaining independent dealers in conducting their marketing activities. The Company also intends to further standardize the sales and support practices of the independent dealers in order to ensure that The Medical Manager is sold and supported on a consistent and effective basis.

          Increasing Penetration of Management Service Organizations and Other Large Physician Groups. The Company seeks to increase its sales of enterprise-wide systems, products and services to IPAs, PPMs, MSOs and large physician groups. As trends in the health care marketplace continue to drive physician affiliations, the Company believes there is significant opportunity to increase its share of this rapidly growing segment of the practice management market. In order to capitalize on these opportunities, the Company has established the Enterprise Business Group to coordinate large group sales and support in conjunction with the Company's regional subsidiaries and the Company's independent local and regional dealers. In addition, the Company has enhanced the functionality of The Medical Manager software to deliver increasingly comprehensive physician practice management services in enterprise-wide settings. With successful sales to such entities as Novant Health, Inc., Children's Health System of San Diego, Physiotherapy Associates (one of the nation's largest physiotherapy providers), and PHP Healthcare Corporation (one of the largest primary care providers in New Jersey), the Company has demonstrated its ability to deliver the software and services which such large providers demand. The Company believes that through continued efforts it can significantly increase its share of this market segment.

          Cross-Selling Products and Services to Existing Client Base. The Company intends to aggressively cross-sell additional products and services to its existing client base. A majority of the Company's existing clients do not currently use The Medical Manager software's entire suite of products and services. Because of its substantial installed base of over 24,000 sites, as well as the modular, integrated product design of The Medical Manager software, the Company intends to target many of its customers as candidates for cross-selling opportunities, including system upgrades, additional software application modules, services such as hardware and software maintenance, system and process planning, project management, custom programming and EDI capabilities.

          Continuing Development of New Products, Product Enhancements and Services. The Company intends to continue its leadership role in the development and introduction of new products, product enhancements and services for the physician practice marketplace. To do so, the Company intends to continue to commit significant financial and human resources to its research and development efforts. A key focus of the Company's research and development efforts is the further enhancement of The Medical Manager software's ability to operate within a variety of integrated delivery environments. The Company's strategic development initiatives include advanced systems, such as a version of The Medical Manager software incorporating relational databases, a graphical user interface and enhanced client-server applications. The Company develops new products, product enhancements and services with input from its physician-clients. For 1996 and 1997, the Company's expenses for research and development were $2.7 million and $3.2 million, respectively, representing 8.1% and 4.0% of the Company's revenue for those periods.

PRODUCTS

     The Medical Manager software is an integrated practice management system encompassing patient care, clinical, financial and management applications. Due to its scalable design, The Medical Manager system is a cost-effective solution in a stand-alone or enterprise-wide environment. The Medical Manager software is designed to operate on a wide range of hardware platforms, from Intel-based computer systems for small and medium sized practices, to RISC-based systems, such as the IBM RS/6000 and Hewlett-Packard 9000, for larger practices. Its modular, fully integrated product portfolio allows clients to add incremental capabilities to existing information systems while preserving and minimizing the need for capital investments. The latest version of The Medical Manager software is year 2000 enabled.

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

     The Medical Manager system provides to physician practices a broad range of patient care and practice management features, including:

                                CORE APPLICATION

     The Medical Manager Core Application includes base financial, clinical and practice management functions.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
The Medical Manager..................       Provides accounts receivable, insurance billing, basic
                                            appointment scheduling and recalls, clinical history,
                                            financial history, referral of physician information,
                                            encounter form tracking, e-mail, office notes, hospital
                                            rounds and over 150 standard reports.

                         OFFICE MANAGEMENT APPLICATION

     The Medical Manager Office Management Application automates the essential administrative tasks of a physician practice.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Automated Collections................       Maintains notes, promise to pay dates, budget payments,
                                            next action to be taken indicators and prints collection
                                            letters; automates "tickler" system to alert the user when an account needs attention.

Chart and X-Ray Locator..............       Tracks the location of a patient's medical and X-ray
                                            charts.

Advanced Billing.....................       Handles sophisticated billing needs, including the
                                            necessary collapsing and sorting of charge items into
                                            revenue codes for UB92 billing purposes; also used for the specialized reporting needs for Workers' Compensation
                                            First Report of Injury.

Custom Report Writer.................       Provides access to all data elements of The Medical
                                            Manager; allows for the creation of user defined custom
                                            reports.

Multiple Resource Scheduling.........       Includes multi-resource display, search and posting of
                                            scheduled appointments; coordinates the utilization of
                                            exam rooms and equipment and schedules of teams of
                                            physicians, nurses, therapists and others whose services
                                            are needed within a specific time sequence of one another.

Patient Flow Tracking................       Allows patient encounters to be tracked from the time the
                                            patient makes the appointment, through encounters in the
                                            waiting room, examination rooms, labs and other areas;
                                            reports on time and resource utilization.

Case Management System...............       Tracks all clinical events related to a specific case.
                                            Provides the capability to view a snapshot of the diverse
                                            aspects of a patient's case on a single screen and
                                            instantly access the desired level of underlying detail.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Laser Form Generator.................       Encounter forms, prescriptions, insurance forms, patient
                                            bills and statement, referrals, letterheads, and other
                                            forms can be printed. Forms are automatically created and
                                            merged with data during printing on plain letter or legal
                                            size paper.

Patient Advisory System..............       Allows the practice to locate and print patient education
                                            sheets on a variety of topics spanning many different
                                            medical specialities.

                               DEVELOPMENT TOOLS

     The Medical Manager Development Tools allow data to be accessed and manipulated, adding flexibility to the system and allowing for customization to meet specialized needs.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Data Merge...........................       A proprietary 4GL type language that allows the Company,
                                            dealers and other qualified programmers to customize
                                            functions and features of The Medical Manager without
                                            changing source code; also supports the exchange of data
                                            between The Medical Manager and hospital, lab, pharmacy
                                            and other medical management systems.

                            ELECTRONIC CONNECTIVITY

     The Medical Manager Electronic Connectivity supports many different types of electronic transactions between payors and providers and allows for the open exchange of information between various medical institutions as well as the transfer of administrative transactions to support managed care, through Medical Manager Network Services.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Hospital Information Link............       A data merge tool that allows hospital interfaces to be
                                            written to local hospital requirements.

HL7 Connectivity Engine..............       Allows users to provide real time demographic and
                                            encounter information to hospitals and other organizations
                                            (referred to as "Remotes") and queries the Remote's master patient index in order to retrieve data on existing
                                            patients; also allows the Remote to automatically advise
                                            the user site of patient admissions and discharges,
                                            changes to inpatient/outpatient status and changes to
                                            patient demographic information.

Electronic Data Interchange..........       An interface that provides state of the art connectivity
                                            for real-time access to various insurance providers,
                                            third-party connectivity networks and other outside
                                            facilities; features include pre-authorization status,
                                            benefit eligibility, referral verification and rosters, as well as credit card and check approval.

Electronic Claims....................       Supports direct electronic submission of claims to
                                            Medicare, Medicaid, commercial carriers and
                                            clearinghouses; expedites insurance payment turnaround
                                            time; verifies claims for accuracy and reports on
                                            submitted claims that have been accepted or rejected;
                                            provides a complete audit trail and reports to ensure that claims have been processed properly; supports NSF and ANSI national standards.

Electronic Remittance................       Used in combination with the Electronic Claims module to
                                            electronically download Explanation of Benefits ("EOBs")
                                            from Medicare or other insurance payors and to post
                                            directly into patients' accounts, thereby saving a
                                            substantial amount of data entry time and preventing
                                            keying errors.

Electronic Patient Statements........       An interface integrated within The Medical Manager that
                                            allows for the batch submission of patient billing data to a third party statement processing center. Electronic
                                            patient statements greatly reduce the time needed to send
                                            patient statements. Complete audit trail reports and
                                            history logs are provided.

                           MANAGED CARE APPLICATIONS

     The Medical Manager Managed Care applications allow physicians to contain costs and deliver a higher quality of care in the capitated environments.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Managed Care.........................       In addition to the managed care features offered in the
                                            base system, supports the full functions required to track incoming as well as outgoing referrals to facilities and
                                            specialists; maintains membership eligibility lists,
                                            capitation payment posting, contract management (including number of visits, allowable time period, procedures and
                                            diagnosis treatment plan) and reporting.

Claims Adjudication..................       Fully integrated with the Managed Care module, provides
                                            full risk management capabilities, including the
                                            processing of received claims, comparing the claim against authorized services to determine amounts due, generating
                                            checks for payments and producing an EOB; also provides
                                            advanced features in the form of claims repricing,
                                            bundling of services and optionally, provider
                                            credentialing and risk pool management.

                             CLINICAL APPLICATIONS

     The Medical Manager Clinical application developments provide fully-integrated components of a patient's medical record that contain the functionality and knowledge bases required in today's practices.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Quality Care Guidelines..............       Automates the process of tracking both the curative and
                                            preventative services the practice has specified that it
                                            wishes to perform; provides reports on physician
                                            compliance with recommended care guidelines that are based on the patient's age, sex, diagnoses and other key health
                                            factors and are automatically printed with the patient's
                                            encounter form. The guidelines are derived from U.S.
                                            Preventative Healthcare Guidelines or other clinical
                                            knowledge bases and reflect the practice's own suggested
                                            intervals of exams, tests, injections and other procedures specific to the individual patient.

Laboratory Interface.................       Electronically downloads test requests and patient
                                            demographics to a laboratory, and electronically transfers results directly into the patient's file in The Medical
                                            Manager.

Prescription Writer..................       Provides a full set of tools for managing both the
                                            clinical and administrative aspects of the prescription
                                            process; provides for extensive interaction checking,
                                            patient information printouts and prescription history on
                                            the drugs being prescribed; administratively reduces
                                            physician and staff time spent preparing and issuing
                                            prescriptions.

Pharmacy Interface...................       Offers a direct electronic link to transfer prescriptions
                                            and handle authorization requests between the Prescription
                                            Writer module and the pharmacy.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Voice Dictation......................       Through The Medical Manager's link with Kurzweil Applied
                                            Intelligence software, enables the physician to dictate,
                                            edit and print patient charts and reports; pulls and
                                            stores patient and physician information from the patient
                                            file into the chart via a single, spoken command.

View Patient Chart...................       Brings a snapshot of the patient's medical records to a
                                            single screen and then gives the user instant access to
                                            almost any desired level of underlying detail; allows the
                                            screen to be used for valuable side-by-side analysis of
                                            chart data.

Medical Records......................       Designed to provide maximum flexibility and speed in
                                            creating, storing and retrieving whatever medical
                                            information the practice wishes to maintain on each
                                            patient, fully integrated with the product's clinical
                                            history, this application addresses the four fundamental
                                            issues concerning medical records: creation and
                                            maintenance of medical records, simultaneous access to
                                            patient records, remote access and data for analysis.
                                            Includes patient encounter knowledge base and generates
                                            automated progress notes.

                             MSO ENTERPRISE SYSTEM

     The Medical Manager MSO Enterprise System addresses the needs of the MSO market by providing enterprise-wide solutions for the management of integrated provider networks.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
MSO Enterprise Manager...............       Provides the MSO or multi-practice environment with
                                            central administration of multiple practices,
                                            enterprise-wide roll-up reports, a master patient index
                                            for automatic synchronization of demographic data-updates
                                            and remote access across multiple systems.

                        DIALYSIS VERTICAL MARKET OPTION

     The Medical Manager Dialysis Vertical Market Option expedites the repetitive process of posting dialysis patients' weekly treatments.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Dialysis Calendar Posting............       Using a calendar posting screen, automates and reduces the repetitive, recurring posting dictated by dialysis
                                            treatment.

                      CHEMOTHERAPY VERTICAL MARKET OPTION

     The Medical Manager Chemotherapy Vertical Market Option automates both the clinical and financial aspects of the oncology practice.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Chemotherapy Management System.......       Provides close control of chemotherapy drug administration based on standard and customized protocols. Using an
                                            online encounter form, automates posting of each treatment session, reducing operator input time and opportunities
                                            for error.

                    IMAGE MANAGEMENT VERTICAL MARKET OPTION

     The Medical Manager Image Management Vertical Market Option integrates scanned documents with the patient's record.

               PRODUCT                                             DESCRIPTION
-------------------------------------       ----------------------------------------------------------
Document Image System................       Organizes and stores patient photographs and other scanned documents and retrieves images and associated image
                                            information as part of the patient's medical record. An
                                            optional interface to a third party package provides
                                            similar functionality for medical diagnostic images.

MEDICAL MANAGER NETWORK SERVICES

     The Company offers a complete single-source electronic data interchange ("EDI") solution for health care providers that is integrated within The Medical Manager software. Medical Manager Network Services is actively collaborating with clearinghouses, insurance payers, Company sales and support offices, and key developers of EDI technology. A comprehensive EDI package with connectivity to Medicare, Medicaid, Blue Cross/Blue Shield plans, as well as commercial and managed care plans is available. The EDI transactions currently available include batch mode electronic claims, eligibility roster download, electronic remittance, electronic patient statements, real-time eligibility verification, real-time referral authorization and referral status inquiry, credit card and check authorization, HL7 messages, as well as clinical transactions such as laboratory requisitions and test results, and prescription information.

CLIENT SERVICES

     The Company's Client Services provides a wide range of services to the Company's entire client base to ensure customer satisfaction and maximize the utility of The Medical Manager system. These services include both fundamental and value-added services as described below:

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

          Support Services. A critical element in assuring proper use of and satisfaction with the Company's products involves ongoing support services provided to the end-users. The Company provides to its clients continuing software and hardware support under agreements that typically have a one year term. These agreements provide for general support via help desks, error corrections to software, remote diagnostics and on-site hardware and software technicians. Support services are provided during normal business hours and can be expanded to include seven days a week, 24 hour coverage. As of December 31, 1997, the Company had 340 full-time employees devoted to providing support services to its customer base.

          Value-Added Services. The Company advises its enterprise-wide clients on how best to bring together disparate physician practices into an integrated health care delivery network. The Company works in partnership with its client's clinical and administrative management in the areas of patient and workflow redesign, job function review and re-education, standardization consultation, project engineering, timeline and resource management and ongoing relationship management. The Company and many of its independent dealers maintain substantial resources capable of providing custom programming solutions for a broad range of client requests. Many of these solutions may be generated at the regional and local levels using the Company's Data Merge language, which allows modifications to be made without changing source code.

          Training and Continuing Education. The Company believes initial and continuing education are key components in ensuring customer satisfaction and retention and, accordingly, has devoted significant resources to its Training and Continuing Education Departments. Because The Medical Manager system has been in use for 15 years, a substantial amount of experience and expertise has been gained by the Company's training staff in optimizing methodology and curriculum to achieve the best results. As of December 31, 1997, the Company had 80 full-time employees in its Education Services Divisions. Training methods include classroom and computer-based training, on-site visits for system setup and review and video training tapes available on selected modules. The Company also assists its clients in developing their own training staff, materials and guidelines. Continuing education programs, a quarterly newsletter and user group conferences are sponsored by the Company, providing the user with valuable information as well as an opportunity for the Company to demonstrate new enhancements and features of the product. The Company makes available to clients extensive user documentation and reference manuals including, among others, installation guides, advanced system manuals, a custom report writer manual and an MSO implementation workbook.

SALES AND MARKETING

     The Company sells its products and services nationally through a direct sales organization consisting of 105 sales personnel, as well as through its independent dealer network of approximately 150 dealers. This distribution effort is responsible for sales to new clients, ranging in size from solo practitioners to enterprise-wide clients, and follow-up sales of upgrades and enhancements to existing clients. To enhance the effectiveness of its selling effort, the Company provides its sales force and independent dealer network with
(i) comprehensive training in the Company's products and services; (ii) marketing materials; and (iii) on-going support.

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

     To address the more complex needs of larger clients, the Company has formed the aforementioned Enterprise Business Group. The Enterprise Business Group coordinates the Company's sales effort for large clients (such as MSOs, IPAs and managed care organizations) and assists in the implementation of systems and the maintenance of ongoing client relationships. Many of the independent dealers are experienced in selling to and supporting enterprise wide clients. The Company intends to continue to utilize the Enterprise Business Group to assist local and regional dealers in these efforts. At the enterprise-wide client level, relationship managers work with the client throughout the contract term to keep informed of customer expectations and help ensure customer satisfaction.

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

     An educational license of The Medical Manager physician practice management system has been utilized to teach office automation within the medical field for more than nine years. The system has been installed in vocational schools, junior colleges and universities nationwide. Delmar Publishers Inc., one of the leading educational textbook publishers in the country, markets a student textbook and instructor's manual for courses that teach computer skills in the medical field, using The Medical Manager software. Since 1988, more than 600 site licenses of the educational version have been sold.

DISTRIBUTION NETWORK

     Prior to the 1990s, when independent physician practices were most prevalent, the local focus of independent dealers effectively addressed the practice management needs of the market. However, due to the numerous trends in the health care industry focusing attention on the delivery of high quality and cost effective care (as well as the need to demonstrate such quality and effectiveness), individual physicians and small group practices have been forced to pool their resources in order to compete effectively. As a result, large physician organizations have become much more prevalent in the medical marketplace. To keep pace with the increasingly sophisticated practice management needs of these larger groups, the independent dealers for The Medical Manager software have been consolidating in order to build the necessary technical, service and support resources.

     The Company believes that a fundamental and unique strength of The Medical Manager system is its nationwide dealer network, which currently includes approximately 150 dealer organizations. As a result of the many years of selling and supporting The Medical Manager product line, the personnel in the Company's dealer network represent a valuable resource. The Company believes that the continued consolidation and rationalization of the dealers for The Medical Manager system is a necessary response to changes in the physician marketplace. The Company's strategy for its dealer network includes the acquisition of dealers in strategic markets as well as the rationalization of the remaining independent dealers in order to ensure that The Medical Manager system is sold and supported on a consistent and effective basis throughout the dealer network.

     Dealer Acquisitions. The Company believes that it must have representation in all major medical communities and metropolitan markets throughout the country. As a result, the Company's dealer acquisition strategy will continue to focus on acquiring dealerships that have both a strong presence in key markets and demonstrated expertise with The Medical Manager product line.

     Rationalization of Independent Dealers. The Company intends to continue to use its existing network of independent dealers as an integral part of its distribution network for The Medical Manager system. The Company will work with its independent dealers to institute a program to standardize hardware configurations, client training programs and service levels developed by the Company. The Company will also provide services to the independent dealers, many of which are unable to provide such resources as independent entities. Such services include: (i) dealer training; (ii) help desks; (iii) advanced technical services, such as custom programming services; and (iv) sales support for large systems sales from the Enterprise Business Group.

RESEARCH AND DEVELOPMENT

     The Company seeks to meet the needs of its clients by continuing to develop new products and enhancements of existing products. Accordingly, the Company believes that continued leadership in the practice management systems industry will require significant additional commitments of resources to research and development. The Company maintains its research and development campus in Alachua, Florida, where development of The Medical Manager software began over 15 years ago. As of December 31, 1997, the Company had 110 employees engaged primarily in its research and development efforts.

     The Company's research and development activities involve Company personnel as well as physicians, physician groups practice staff and leading health care institutions. A key goal of current research and development efforts involves adapting The Medical Manager system to operate more effectively within integrated delivery environments. To achieve this goal, the Company is pursuing a strategic development initiative directed toward the development of advanced health care information systems that include a relational database, graphical user interfaces and enhanced client-server applications. The Company's current research and development efforts continue the tradition of The Medical Manager system of being a consistent leader in product innovation, as indicated by the following:

     -  In 1982, The Medical Manager software was first installed.

     - In 1985, The Medical Manager Electronic Media Claims module was released.

     - In 1987, The Medical Manager software became the first practice management system to perform electronic claims submission in all 50 states.

     -  In 1988, The Medical Manager Report Writer module was released.

     - In 1990, The Medical Manager Data Merge Language module, was released, allowing unlimited customization within The Medical Manager software without changing the source code.

     - In January 1991, The Medical Manager Electronic Remittance module was released.

     - In June 1991, The Medical Manager software became the first practice management system to incorporate EDI with electronic interchange partners.

     - In 1992, The Medical Manager software became the first practice management system to introduce electronic interfaces to laboratory systems.

     -  In 1994, The Medical Manager Managed Care module was announced.

     - In January 1995, The Medical Manager Quality Care Guidelines module was released.

     -  In May 1995, The Medical Manager Dialysis Posting System was released.

     - In October 1995, The Medical Manager integrated Claims Adjudication System was released.

     - In November 1995, The Medical Manager MSO Enterprise Manager was announced.

     - In April 1996, The Medical Manager prototype HL7 Connectivity Engine was announced.

     - In March 1997, The Medical Manager Case Management System was announced and the Chemotherapy Management System was released.

     - In July 1997, The Medical Manager Patient Flow Tracking, Advanced Appointment Search (Multi-Resource) and Laser Form Generator modules were released.

     - In September 1997, The Medical Manager Medical Records System was released.

     - In February 1998, The Medical Manager Patient Advisory System was released.

     Current focus areas for new product development and enhancement include the following:

  ENTERPRISE SYSTEM

     The Company intends to develop an increasing number of automation tools to support the growing number of integrated health care delivery systems across the nation. Developments within The Medical Manager's MSO Enterprise System are expected to include enterprise appointment and resource scheduling and enterprise communications. In addition, further developments in The Medical Manager software's connectivity engines should continue to promote the open exchange of information between medical institutions.

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

  GOVERNMENT REGULATION

     The U.S. Food and Drug Administration (the "FDA") has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act (the "FDA Act") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA is currently reviewing its policy for the regulation of computer software and there is a risk that The Medical Manager software could in the future become subject regulation by the FDA, which could have a material adverse effect on the Company's results of operations, financial condition or business. Currently, the Company believes that The Medical Manager software would not be subject to FDA regulation requiring registration, listing, premarket notification or approval and adherence with device good manufacturing practices or medical device reporting requirements.

     The FDA has issued a draft policy statement relating to picture archiving and communications systems that requires manufacturers of medical image storage devices and related software to submit to the FDA premarket notification applications and otherwise comply with the requirements of the FDA Act applicable to medical devices. The Company intends to distribute in the United States, a medical image management device (the "image module"), which was cleared by the FDA on April 4, 1997 and is manufactured by a third party in accordance with specifications set forth in the cleared 510(k) application. Prior to marketing the third party image module, the Company will create an interface between The Medical Manager practice management system and the image module. The Company believes that the addition of its practice management system to the image module does not change the image modules intended use or significantly change the safety or efficacy of the product such that a new 510(k) is required under 21 C.F.R. sec.807.81(a)(3).

COMPETITION

     The market for physician practice management systems and services is highly competitive. The Company believes that the principal competitive factors in this market include the functionality and price of the practice management system, the support provided to system users, ongoing research and development efforts and the national presence and financial stability of the seller. The industry is fragmented and includes numerous competitors. The Company believes its principal competitive advantages are the product's substantial installed client base, open system design and the advanced features and capabilities, as well as the Company's focus on customer support and training programs and its network of dealers. The Company's principal competitors include other physician practice management system companies, local software companies and other companies that provide information systems to health care providers. Certain of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. In addition as the market for the Company's products develops, additional competitors may enter the market and competition may intensify.

RISK FACTORS

  LIMITED COMBINED OPERATING HISTORY

     The Company has been conducting operations and generating revenues through the combined efforts of the Founding Companies since the closing of the Offering in February 1997. The Company has been integrating the operations of these businesses and instituting the Company-wide systems and procedures that are necessary to successfully manage the combined enterprise on a profitable basis, but there are no guarantees that the Company will continue to operate and integrate the operations on a successful and profitable basis. The Company's management group has managed the combined entities and has implemented the Company's acquisition program by acquiring a number of independent dealerships. The acquired dealerships have begun to assimilate into the Company but there is no guarantee that they will be fully assimilated or that their employees will remain with the Company. See "Business -- Business Strategy."

  RISKS ASSOCIATED WITH THE ACQUISITION STRATEGY

     As part of its growth strategy, the Company intends to acquire additional independent dealers of The Medical Manager physician practice management system and complementary technologies. Increased competition for acquisition candidates among the independent dealers may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or profitably integrate and manage additional dealers or complementary technologies, if any, into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, amortization of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's results of operations, financial condition or business. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company and render ineffective the Company's national sales and marketing initiative. In addition, there can be no assurance that the Founding Companies or other dealers or complementary technologies acquired in the future will achieve anticipated revenue and earnings. There also can be no assurance that the existing dealer network will be receptive to the Company's acquisition program or that dealers who are not acquired by the Company will adhere to the Company's marketing, training, support and pricing directives, thereby impairing the Company's plans to rationalize its distribution network. See "Business -- Business Strategy."

  POSSIBLE NEED FOR ACQUISITION FINANCING

     The Company currently intends to finance future acquisitions by using shares of its Common Stock for all or a substantial portion of the consideration to be paid. In the event that its Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. On January 14, 1998, the Company entered into a $10.0 million line of credit agreement with Barnett Bank of Tampa. The line of credit matures on January 14, 1999. There can be no assurance that the Company will be able to obtain financing beyond the maturity date of this line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  DEPENDENCE ON PRINCIPAL PRODUCTS

     The Company currently derives a significant percentage of its revenue from sales of The Medical Manager core system. As a result, any event adversely affecting sales of its core product could have a material adverse effect on the Company's results of operations, financial condition or business. Revenue associated with existing products could decline as a result of several factors, including price competition and sales practices. There can be no assurance that the Company will continue to be successful in marketing its current products or any new or enhanced products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Research and Development."

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

  RISKS RELATED TO TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT

     The market for the Company's products is characterized by rapid change and technological advances requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements of existing products. The Company's future success will depend, in part, upon its ability to enhance its current products, to respond effectively to technological changes, to sell additional products to its existing client base and to introduce new products and technologies that address the increasingly sophisticated needs of its clients. The Company will devote significant resources to the development of enhancements to its existing products and the migration of existing products to new software platforms. There can be no assurance that the Company will successfully complete the development of new products or the migration of products to new platforms or that the Company's current or future products will satisfy the needs of the market for practice management systems. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete. See "Business -- Research and Development."

  QUALITY ASSURANCE AND PRODUCT ACCEPTANCE CONCERNS

     Health care providers demand the highest level of reliability and quality from their information systems. Although the Company devotes substantial resources to meeting these demands, its products may, from time to time, contain errors. Such errors may result in loss of, or delay in, market acceptance of its products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations, financial condition or business. See "Business -- Research and Development."

  COMPETITION

     The market for practice management systems such as The Medical Manager is highly competitive. The Company's competitors vary in size and in the scope and breadth of the products and services that they offer. The Company competes with different companies in each of its target markets. Many of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. In addition, other entities not currently offering products and services similar to those offered by the Company, including claims processing organizations, hospitals, third-party administrators, insurers, health care organizations and others, may enter certain markets in which the Company competes. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations, financial condition or business. See "Business -- Competition."

  RISK OF PRODUCT-RELATED CLAIMS

     Certain of the Company's products provide applications that relate to financial records, patient medical records and treatment plans. Any failure of the Company's products to provide accurate, confidential and timely information could result in product liability or breach of contract claims against the Company by its clients, their patients or others. The Company's products manage and report on financial data, and any errors in such financial data could result in liability to the Company. In addition, because the Company's products facilitate electronic claims submissions, any resulting loss of financial data could result in liability to the Company. The Company maintains insurance to protect against such claims, but there can be no assurance that such insurance coverage will be available or, if available, will adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability or breach of contract claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

  YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 issue is whether the computer systems will properly recognize date sensitive information when the year changes to 2000. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions nationwide.

     The Company has begun to review software used internally by the Company in all support systems to determine whether they are Year 2000 compliant. The Company plans to have formal Year 2000 initiatives developed to address any conversion update or upgrade necessary to become Year 2000 compliant on software currently used by the Company. Any new software or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

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

  RISK ASSOCIATED WITH GOVERNMENT REGULATION

     The FDA has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act (the "FDA Act") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a draft policy statement under which manufacturers of medical image storage devices and related software are required to submit to the FDA premarket notification applications and otherwise comply with the requirements of the FDA Act applicable to medical devices.

     The Company intends to distribute in the United States, a medical image management device (the "image module"), which was cleared by the FDA on April 4, 1997 and is manufactured by a third party in accordance with specifications set forth in the cleared 510(k). Prior to marketing the third party image module, the Company will create an interface between The Medical Manager practice management system and the image module. The Company believes that the addition of its practice management system to the image module does not change the image modules intended use or significantly change the safety or efficacy of the product such that a new 510(k) is required.

     The FDA is currently reviewing its policy for the regulation of computer software and there is a risk that The Medical Manager software could in the future become subject to some or all of the above requirements, which could have a material adverse effect on the Company's results of operations, financial condition or business.

  CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS

     The Company's directors, executive officers and holders of more than 5% of the Common Stock beneficially own approximately 47.09% of the outstanding shares of Common Stock as of February 26, 1998. Although these persons do not presently have any agreements or understandings to act in concert, any such agreement or understanding would allow them to continue to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

  POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     The market price of the Common Stock may be adversely affected by the sale, or availability for sale, of substantial amounts of the Common Stock in the public market. The 6,000,000 shares sold in the Offering are freely tradable unless held by affiliates of the Company. Simultaneously with the closing of the Offering, the stockholders of the Founding Companies received, in the aggregate 11,705,470 shares of Common Stock as a portion of the consideration for the sale of their businesses to the Company. These shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), and, therefore, may not be sold unless registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144. All of the stockholders who received these shares, other than EDS, agreed with the Company not to sell, transfer or otherwise dispose of any of these shares for one year following consummation of the Offering. However, the one year lockup period has expired and the stockholders who received these shares have certain demand and piggyback registration rights with respect to these shares. The Company has also registered 5,000,000 shares of Common Stock which may be used in connection with future acquisitions. Such shares shall, upon issuance thereof, be freely tradeable, unless acquired by parties in connection with an acquisition by the Company or affiliates thereof, other than the issuer, in which case they may be sold pursuant to Rule 145 under the Securities Act. In addition, resale of these shares may be contractually restricted.

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

ITEM 2.  PROPERTIES

     The Company's principal corporate offices are located at 3001 North Rocky Point Drive East, Suite 100 Tampa, Florida. The Company's research and support facilities are located in Alachua, Florida. The Company also maintains national sales and support offices in Mountain View, California, and has 56 additional offices in various regions of the country.

     The Company leases the majority of its properties with remaining terms between one and five years. Two of the Company's facilities are owned. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. See "Item 13. Certain Relationships and Related Transactions" for information regarding the Company's obligations under its lease agreements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     On January 30, 1997, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "MMGR." Prior to such date, there was no established trading market for the Company's Common Stock. The initial public offering price per share of Common Stock was $11.00. On February 26, 1998, the closing price of the Common Stock on the Nasdaq National Market was $24.625. The following table reflects the range of high and low selling prices of the Company's Common Stock for each quarter since the Company's Offering.

                                                                 HIGH        LOW
                                                                -------    -------
Quarter Ended March 31, 1997 (since 1/30/97)................    $11.125    $ 9.125
Quarter Ended June 30, 1997.................................     15.375      8.000
Quarter Ended September 30, 1997............................     21.625     14.750
Quarter Ended December 31, 1997.............................     21.125     15.500

HOLDERS

     As of February 26, 1998, there were approximately 213 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company did not pay any dividends subsequent to the Mergers or the respective acquisition dates of the Acquired Companies. The Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's line of credit agreement with Barnett Bank of Tampa dated January 14, 1998 includes certain restrictions on the ability of the Company to pay dividends without the consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data reflects the results of MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies, after which the historical financial statements reflect the results of MMC, MMR&D, the Acquired Companies, and the other Founding Companies. The results of the Purchased Companies are reflected subsequent to their respective acquisition date. The selected historical financial data at December 31, 1995, 1996, and 1997 and for the years ended December 31, 1995, 1996, and 1997 have been derived from the audited financial statements of MMC and MMR&D and the financial statements of the Acquired Companies, the majority of which were audited. The selected historical financial data at December 31, 1993 and 1994 have been derived from the audited financial statements of MMR&D and the unaudited financial statements of the Acquired Companies. The selected historical financial data for the years ended December 31, 1993 and 1994 have been derived from the unaudited financial statements of MMR&D and the Acquired Companies.

                                                          YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                1997      1996      1995      1994      1993
                                               -------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA:
Revenue.....................................   $78,127   $32,952   $27,857   $25,613   $22,086
Cost of revenue.............................    36,833    14,957    12,743    11,971    10,884
                                               -------   -------   -------   -------   -------
Gross profit................................    41,294    17,995    15,114    13,642    11,202
Selling, general and administrative
  expenses..................................    20,238     8,588     6,580     6,152     5,701
Research and development expenses...........     3,170     2,672     2,048     1,525     1,062
Depreciation and amortization...............     1,543       502       557       511       403
                                               -------   -------   -------   -------   -------
Income from operations......................    16,343     6,233     5,929     5,454     4,036
Interest expense............................      (168)     (111)     (170)     (161)     (153)
Interest income.............................       604       116       137         1         1
Other income (expense)......................       101      (570)      (17)       65       182
                                               -------   -------   -------   -------   -------
Income before income taxes..................    16,880     5,668     5,879     5,359     4,066
Income taxes................................     5,657         6         6         5         5
                                               -------   -------   -------   -------   -------
Net income..................................   $11,223   $ 5,662   $ 5,873   $ 5,354   $ 4,061
                                               =======   =======   =======   =======   =======
Basic earnings per share....................   $   .58
                                               =======
Diluted earnings per share..................   $   .56
                                               =======
BALANCE SHEET DATA:
Working capital.............................   $11,543   $   (35)  $   474   $  (536)  $  (230)
Total assets................................    55,543     8,959     8,926     7,667     6,056
Long-term obligations.......................     4,037       705       586       557       529
Stockholders' equity........................    35,556       872     3,702     2,701     1,525

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this report.

OVERVIEW

     This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Act"). These statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Actual results may differ due to the factors set forth under the heading "Risk Factors" in the section headed "Business" herein, including, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions, success of ongoing development of the Company's software, variations in stock prices, changes in government regulations, competition, risk of operations and growth and integration of the newly acquired businesses. Forward-looking information provided by the Company under the Act should be evaluated in the context of the foregoing factors. The Company expressly disclaims any intent or obligation to update these forward looking statements.

     The Company is a leading provider of comprehensive physician management systems to independent physicians, physician groups, MSOs, IPAs, managed care organizations, and other providers of health care services in the United States. The Company's revenue is derived primarily from the licensing of its core product, The Medical Manager practice management software, the furnishing of value-added services and the sale of hardware. The Company's primary focus is on the sale and support of The Medical Manager software and services, while hardware is sold primarily in response to customer demand. Since the development of The Medical Manager software in 1982, the Company's installed base has grown to over 24,000 client sites with over 120,000 physicians, representing more than 80 practice specialities, making it the most widely installed physician practice management software in the United States.

     The Company derives revenue from systems sales, software licensing and maintenance and other services. Systems sales include sales of The Medical Manager physician practice management system to new customers, sales of The Medical Manager system upgrades and add-ons to existing customers, and sales of The Medical Manager software licenses to independent dealers. Systems sales to new customers include software licensing, hardware, installation, training, 90 days of software warranty, and varying periods of hardware maintenance, depending on the warranty of the manufacturer. Systems upgrades and add-ons include software licensing, peripheral hardware, installation, and training. Software license sales to independent dealers include software serializations and other services included in independent dealer agreements. Cost of system sales reflects primarily the cost of The Medical Manager software, associated hardware, operating systems, salaries, related benefits, travel and allocations of other overhead costs.

     Maintenance and other revenue includes software and hardware maintenance contracts, additional training, programming, and sales of additional associated products and services such as forms, electronic data interchange (EDI) services, and other products and services not included in system sales. Software maintenance represents revenue derived from maintenance agreements, providing customers with updates and enhancements developed by the Company, and access to the Company's telephone support centers. Hardware maintenance represents revenue derived from maintenance agreements for repairs and preventative maintenance to the hardware. Both hardware and software maintenance are optional to the customer for smaller installations and required for MSO and larger installations. Cost of maintenance contracts revenue reflects primarily salaries and related benefits, travel, and allocations of other overhead costs.

     The Company recognizes systems revenue in accordance with the provisions of AICPA Statement of Position No. 91-1 "Software Revenue Recognition." Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as the services are provided. Certain expenses are allocated between the cost of sales for systems and maintenance and other based upon management's estimates.

     Selling, general and administrative expenses consist primarily of marketing and advertising, salaries and related benefits, professional fees, administrative costs and allocations of other overhead costs based on management's estimates.

     Research and development expenses represent salaries, related benefits expenses, and allocations of other overhead costs associated with research and development activities. Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs once technological feasibility is established. The capitalized cost is then amortized over the estimated product life. The period between achieving technological feasibility and the general availability of such software is short and software development costs qualifying for capitalization are insignificant.

     As a professional sales and value-added services organization, the Company responds to the product opportunities and service demands from its clients. Accordingly, the Company has limited control over the timing and circumstances under which its products and services are provided. Therefore, the Company can experience volatility in its operating results from quarter to quarter and year to year. The operating results for any quarter or year are not necessarily indicative of the results for any future periods.

CONSOLIDATED RESULTS OF OPERATIONS

     The financial information referenced below includes MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies, after which the financial information referenced below reflects the results of MMC, MMR&D, the Acquired Companies, and the other Founding Companies. The results of the Purchased Companies are reflected subsequent to their respective acquisition dates.

  REVENUES

     The following table reflects actual revenues for the Company's primary business lines (in millions):

                                                                               1997       1996
                                                   YEAR ENDED DECEMBER 31,    -------    -------
                                                   -----------------------    PERCENT    PERCENT
                                                   1997     1996     1995     CHANGE     CHANGE
                                                   -----    -----    -----    -------    -------
Systems........................................    $47.7    $22.5    $18.8    112.3%      19.3%
Maintenance and other..........................     30.4     10.5      9.0    190.0%      16.1%
                                                   -----    -----    -----
Total..........................................    $78.1    $33.0    $27.8
                                                   =====    =====    =====

     The consolidated statements of operations include MMR&D, as the accounting acquirer, and the Acquired Companies for the years ended December 31, 1996 and December 31, 1995. The increase in systems revenue between 1995 and 1996 was primarily due to the growth of the Acquired Companies of $2.7 million. The increase in maintenance and other revenue was also primarily due to the growth of the Acquired Companies of $1.5 million.

     The increase in systems revenue between the years of 1996 and 1997 is primarily due to the inclusion of the other Founding Companies beginning on February 5, 1997. For the year ended December 31, 1997, the other Founding Companies and the Acquired Companies contributed $22.1 million to the increase over 1996. The increase in systems sales volume, combined with an increase in the size of individual systems projects, has been a contributing factor in the Company's systems revenue growth. In addition, overall revenue has increased because of the Company's continued success in marketing to smaller physician groups and sole practitioners, securing more MSO and large IPA contracts, and through acquisitions. This success is the result of marketing to new clients, development of existing clients, and through new services and products. Secondly, average overall revenue per client has increased primarily because of the Company's continued success in marketing to MSOs, IPAs and other larger local clients. The Company's recently formed Enterprise Business Group, which specifically targets national/regional clients, has recently obtained contracts with a total contract price of over $6.8 million, of which $3.5 million was recognized as income in the year ended December 31, 1997. In addition, for the year ended December 31, 1997, the Purchased Companies were accounted for using the purchase method of accounting. Accordingly, these acquisitions are included prospectively from their respective purchase dates.

     The increase in maintenance and other was also primarily due to the inclusion of the other Founding Companies. For the year ended December 31, 1997, the other Founding Companies and the Acquired Companies contributed $16.2 million to the increase of maintenance and other revenue. In the year ended December 31, 1997, the Company recognized approximately $1.5 million in maintenance and other revenue related to the completion of project-oriented national interface and national EDI agreements. The Company obtains a maintenance contract for a minimum of one year with most new systems installed. Therefore a portion of the Company's maintenance and other revenue will be recognized later than billed. Unearned maintenance and other revenue as of December 31, 1997 was $4.8 million and will be recognized in future quarters. The balance of unearned revenues on the accompanying balance sheet represents customer deposits on systems revenue projects. Revenue on these projects will be recognized in future periods as the implementation of the system is completed.

  OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

     The following table reflects actual operating expenses for the Company's primary business lines (in millions):

                                                                             1997       1996
                                                 YEAR ENDED DECEMBER 31,    -------    -------
                                                 -----------------------    PERCENT    PERCENT
                                                 1997     1996     1995     CHANGE     CHANGE
                                                 -----    -----    -----    -------    -------
Systems......................................    $20.0    $ 9.5    $ 8.7    111.2%        8.3%
Maintenance and other........................     16.8      5.5      4.0    207.1%       37.2%
                                                 -----    -----    -----
  Total cost of revenue......................     36.8     15.0     12.7    146.2%       17.4%
Selling, general and administrative..........     20.2      8.6      6.6    135.6%       30.5%
Research and Development.....................      3.2      2.7      2.0     18.6%       30.5%
Depreciation and amortization................      1.5       .5       .6    200.0%      (16.7)%

     The increase in systems cost of goods sold of $0.8 million between 1995 and 1996 is primarily due to the associated revenue growth of the Acquired Companies. The increase in maintenance and other cost of goods sold is also primarily due to the associated revenue growth of the Acquired Companies, adding additional costs of $1.5 million. Systems revenue includes sales of licenses, which carry a higher gross profit margin than sales of systems, primarily due to the inclusion of the costs of equipment and installation labor in systems sales.

     The increase in systems cost of goods sold between the years of 1996 and 1997 is due to the inclusion of the other Founding Companies beginning on February 5, 1997. For the year ended December 31, 1997, the other Founding Companies and the Acquired Companies contributed $9.4 million to the increase of system cost of goods sold. The increase in maintenance and other was also primarily due to the inclusion of the other Founding Companies. For the year ended December 31, 1997, the other Founding Companies and the Acquired Companies contributed $10.5 million to the increase of maintenance and other cost of goods sold.

     The increase in selling, general and administrative expenses of $2.0 million in 1996 is primarily due to the support of the growth in revenue during 1996. In 1997, the increase in selling, general and administrative expenses is fundamentally from the inclusion of the other Founding Companies and the Purchased Companies. For the year ended December 31, 1997, the other Founding Companies and the Purchased Companies added $7.9 million of selling, general and administrative expenses. Also included exclusively in 1997 are the corporate general and administrative expenses related to common administration of a public company and acquisition efforts.

     With regard to the increase in research and development expenses of $0.5 and $0.7 in the years ended December 31, 1997 and December 31, 1996, respectively, investments in new research and development projects focusing on
(i) graphical user interface and relational database technologies for use in future versions of The Medical Manager software; (ii) significant enhancements in the development of the Enterprise Manager modules; (iii) enhancements of an electronic medical records module; and (iv) EDI modules for focusing on pharmaceutical formularies and laboratories have lead to increases in research and development expenses.

     Depreciation and amortization expense for the year ended December 31, 1997 has increased as a result of the Purchased Companies' acquisitions and the inclusion of the other Founding Companies. The Purchased Companies are reflected in the financial statements subsequent to their date of acquisition, all of which occurred during the year ended December 31, 1997. Thus, depreciation on the assets acquired with the Purchased Companies is reflected in 1997, while no depreciation expense is reported for 1996 for the Purchased Companies. In addition, in conjunction with the acquisition of the Purchased Companies, goodwill approximating $18 million was recognized. Also, the other Founding Companies had goodwill from acquisitions prior to the Mergers, contributing approximately $500,000 in amortization expense in 1997. This goodwill is being amortized over twenty years, subsequent to the acquisition date all of which is reflected in the year ended December 31, 1997.

     Other income for the year ended December 31, 1997 consists primarily of interest revenues earned from the investment of the proceeds from the Offering. Other expense for the year ended December 31, 1996 includes $.5 million of expense related to the impairment of an intangible asset at one of the Acquired Companies.

     The Company's provision for income taxes in 1996 and 1995 results from those Acquired Companies which were separate C corporations in those years. MMR&D, the acquiring company at the Offering, had elected S corporation status and therefore did not provide for corporate federal income taxes in years 1996 and 1995 since the income passed through and was taxed at the individual shareholder level.

     For the year ended December 31, 1997, income taxes are provided considering the S corporation status of various acquired entities and the one time nonrecurring benefit from the termination of S corporation elections and the corresponding required adoption of FAS 109. In addition, the availability of certain existing C corporation deferred tax assets has resulted in an effective tax rate of 33.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain selected statements of cash flow information for the periods presented:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              1997     1996     1995
                                                             ------    -----    -----
                                                                  (IN MILLIONS)
Net cash provided by (used in) operations..................  $ (1.0)   $ 7.4    $ 6.4
Net cash used in investing activities......................   (14.1)     (.5)    (1.4)
Net cash provided by (used in) financing activities........    18.8     (5.8)    (5.3)
                                                             ------    -----    -----
          Net increase in cash and cash equivalents........  $  3.7    $ 1.1    $ (.3)

     Substantially all of the cash used in operating activities for 1997 resulted from the increase in accounts receivable of $6.2 million, the decrease in accounts payable of $2.9 million, and the decrease of customer deposits and deferred maintenance revenue of $3.0 million. The increase in accounts receivable is primarily due to the significant growth in the volume of sales, coupled with the fact that there has been a shift to a greater percentage of sales to end-users, which have an extended period of collection as compared to sales to dealers. The decrease in accounts payable and accrued liabilities includes $1.4 million in accounts payable of the other Founding Companies as well as a general reduction in payable days outstanding for the Acquired Companies and Purchased Companies. The customer deposits and deferred maintenance revenue decrease of

$3.0 million stems primarily from the mergers and acquisitions in the year ended December 31, 1997. The Purchased Companies and Acquired Companies, on the date acquired, had customer deposits and deferred maintenance balances $2.5 million greater than at December 31, 1997, relating primarily to the timing of jobs in progress. In addition, MMR&D had increased customer deposits of $0.4 million at December 31, 1996 over December 31, 1997, also the result of timing issues.

     Investing activities included the purchase of fixed assets in the ordinary course of business and amounts paid for the other Founding Companies and the Purchased Companies. Amounts paid, net of cash acquired, for the other Founding Companies is $9.4 million.

     Cash flows from financing activities include cash flows from the Offering, payments of debt acquired from the Founding Companies, Acquired Companies and Purchased Companies and payments of dividends by MMR&D in 1997 prior to the Offering. On February 4, 1997, the Company completed the Offering of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.4 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies, including $35.0 paid to the MMR&D stockholder. Payments on notes payable include the payment, in full, of the $5.7 million of the assumed debt of the Acquired and Purchased Companies. In addition, $2.0 million was paid on debt issued in connection with the purchase of one of the Purchased Companies. Lastly, cash dividends paid by MMR&D and the Acquired Companies prior to the Offering and their respective purchase dates totaled $2.4 million.

     For the year ended December 31, 1996, substantially all of the net cash generated by operating activities resulted from net income, plus an increase of $1.6 million in customer deposits and deferred maintenance revenue, less an increase in accounts receivable of $1.1 million. The increase in accounts receivable was a result of the revenue increase from 1995 to 1996. The increase in customer deposits and deferred maintenance liabilities was primarily the result of a $1.4 million timing differences of jobs in progress at December 31, 1996 for the Acquired Companies and MMR&D. Investing activities reflect the substantial completion of the facilities built by MMR&D in the prior years. Financing activities include dividends paid by MMR&D and other Acquired Companies to their stockholders.

     The Company generated net income of $5.9 million in the year ended December 31, 1995, which was the primary source of operating cash flow. Cash flows from investing activities in 1995 reflect cash used to build facilities for MMR&D. Financing activities cash flows principally include dividends paid by MMR&D and the other Acquired Companies to their stockholders.

     Each of the Founding Companies had separate banking relationships through February 4, 1997. Effective February 5, 1997, these separate banking relationships were consolidated into a single banking relationship. The Company has completed negotiations for a $10 million dollar credit line with Barnett Bank of Tampa and executed the credit line agreement on January 14, 1998. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends.

     The Company's cash and cash equivalents equaled $6.4 million at December 31, 1997. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. These cash equivalents are predominately in U.S. dollar domestic tax free municipal instruments.

     The Company believes the net proceeds from the sale of Common Stock in the Offering, together with existing cash and cash equivalents and future funds generated from operations will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. The Company's cash and cash equivalents are also managed to be available for strategic investment opportunities or other potential cash needs that may arise in the pursuit of the Company's long-term strategies.

  YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 issue is whether the computer systems will properly recognize date sensitive information when the year changes to 2000. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions nationwide.

     The Company has begun to review software used internally by the Company in all support systems to determine whether they are Year 2000 compliant. The Company plans to have formal Year 2000 initiatives developed to address any conversion update or upgrade necessary to become Year 2000 compliant on software currently used by the Company. Any new software or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

  NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 128, Earnings per Share, is effective for fiscal years ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). The provisions of this pronouncement have been reflected in accompanying financial statements. Annual earnings per share has not previously been reported; however, 1997 quarterly information has been restated to comply with SFAS No. 128. Historical earnings per share calculations for the years ended December 31, 1996 and 1995 have not been presented because it is not considered meaningful as a result of the exclusion of the Founding Companies in those years.

     SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

     SOP 97-2, Software Revenue Recognition, is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. The Company is currently assessing the impact that the revenue recognition criteria stated in this pronouncement will have on the financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the following Index To Consolidated Financial Statements and Supplementary Data. In addition, the financial statements of four of the Founding Companies included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1997 are incorporated herein by reference.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA

                                                                        PAGE
                                                                        ----
1         Report of Independent Accountants...........................    31
2.        Consolidated Balance Sheets as of December 31, 1997 and
          1996........................................................    32
3.        Consolidated Statements of Operations for the Years Ended
          December 31, 1997,
          1996 and 1995...............................................    33
4.        Consolidated Statements of Stockholders' Equity for the
          Years Ended December 31, 1997, 1996 and 1995................    34
5.        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1997,
          1996 and 1995...............................................    35
6.        Notes to the Consolidated Financial Statements..............    36

To the Board of Directors
Medical Manager Corporation

     We have audited the consolidated financial statements and the financial statement schedule of Medical Manager Corporation listed in the index on page 30 and listed in Item 14(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medical Manager Corporation as of December 31, 1997 and 1996 and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                        COOPERS & LYBRAND L.L.P.

Tampa, Florida
February 6, 1998, except for certain information contained in Note 13 for which the date is February 28, 1998

                          MEDICAL MANAGER CORPORATION

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1997            1996
                                                                ------------    ------------
                                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................      $ 6,410          $2,693
  Investments...............................................            0             202
  Accounts receivable, net of allowance of $955 and $150,
     respectively...........................................       16,230           4,034
  Inventory.................................................        1,677             105
  Prepaid expenses and other current assets.................        2,449             196
  Deferred income taxes.....................................          727               0
                                                                  -------          ------
     Total current assets...................................       27,493           7,230
PROPERTY AND EQUIPMENT, net.................................        4,158           1,403
GOODWILL AND OTHER INTANGIBLES, net.........................       23,775               0
OTHER ASSETS................................................          117             326
                                                                  -------          ------
     Total assets...........................................      $55,543          $8,959
                                                                  =======          ======
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable.............................................      $ 3,400          $1,303
  Accounts payable and accrued liabilities..................        6,036           2,665
  Customer deposits and deferred maintenance revenue........        5,897           3,285
  Income taxes payable......................................          617              12
                                                                  -------          ------
     Total current liabilities..............................       15,950           7,265
LONG-TERM OBLIGATIONS, net of current maturities............        4,037             705
DUE TO AFFILIATE............................................            0             117
                                                                  -------          ------
     Total liabilities......................................       19,987           8,087
                                                                  -------          ------
Commitments and contingencies (Notes 4, 5 and 13)
STOCKHOLDERS' EQUITY
  Preferred stock, 500,000 shares authorized, none issued
     and outstanding
  Common stock, $.01 par value, 50,000,000 shares
     authorized.............................................          197              80
  Additional paid-in capital................................       28,312             121
  Retained earnings.........................................        7,047             671
                                                                  -------          ------
     Total stockholders' equity.............................       35,556             872
                                                                  -------          ------
     Total liabilities and stockholders' equity.............      $55,543          $8,959
                                                                  =======          ======

        See accompanying notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Revenue
  Systems............................................    $   47,693    $   22,464    $   18,824
  Maintenance and other..............................        30,434        10,488         9,033
                                                         ----------    ----------    ----------
     Total revenue...................................        78,127        32,952        27,857
                                                         ----------    ----------    ----------
Cost of revenue
  Systems............................................        20,054         9,493         8,761
  Maintenance and other..............................        16,779         5,464         3,983
                                                         ----------    ----------    ----------
     Total costs of revenue..........................        36,833        14,957        12,743
                                                         ----------    ----------    ----------
       Gross margin..................................        41,294        17,995        15,114
                                                         ----------    ----------    ----------
Operating expenses
  Selling, general and administrative................        20,238         8,588         6,580
  Research and development...........................         3,170         2,672         2,048
  Depreciation and amortization......................         1,543           502           557
                                                         ----------    ----------    ----------
     Total operating expenses........................        24,951        11,762         9,185
                                                         ----------    ----------    ----------
       Income from operations........................        16,343         6,233         5,929
Other income (expense)
  Interest expense...................................          (168)         (111)         (170)
  Interest income....................................           604           116           137
  Other income (expense).............................           101          (570)          (17)
                                                         ----------    ----------    ----------
Income before income taxes...........................        16,880         5,668         5,879
Income taxes.........................................         5,657             6             6
                                                         ----------    ----------    ----------
     Net income......................................    $   11,223    $    5,662    $    5,873
                                                         ==========    ==========    ==========
Basic earnings per share (Note 8):...................    $     0.58
                                                         ==========
Diluted earnings per share (Note 8):.................    $     0.56
                                                         ==========

        See accompanying notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31,
                              1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                          COMMON STOCK     ADDITIONAL    UNREALIZED
                                         ---------------    PAID IN      GAIN (LOSS)    RETAINED
                                         SHARES   AMOUNT    CAPITAL     ON INVESTMENT   EARNINGS    TOTAL
                                         ------   ------   ----------   -------------   --------   -------
Balance January 1, 1995, as restated...   8,015    $  80    $     121       $     (95)   $ 2,980   $ 3,086
  Dividends............................                                                   (5,354)   (5,354)
  Net income...........................                                                    5,873     5,873
  Change in unrealized (loss) on
     investments.......................                                            97          0        97
                                         ------    -----    ---------       ---------    -------   -------
Balance December 31, 1995..............   8,015       80          121               2      3,499     3,702
  Dividends............................                                                   (8,490)   (8,490)
  Net income...........................                                                    5,662     5,662
  Change in unrealized gain on
     investment........................                                            (2)                  (2)
                                         ------    -----    ---------       ---------    -------   -------
Balance December 31, 1996..............   8,015       80          121               0        671       872
  Dividends............................                                                   (4,802)   (4,802)
  Issuance of Common Stock at the
     Offering, net.....................   6,000       60       58,170                               58,230
  Mergers:
     Payments to MMR&D stockholder.....                       (35,062)                             (35,062)
     Issuance of common stock and
       payment to other Founding
       Companies' stockholders, net....   5,335       53       (1,609)                              (1,556)
  Acquisitions:
     Issuance of Common Stock for
       acquisitions of Purchased
       Companies.......................     380        4        6,521                                6,525
     Contributions from former
       stockholders....................                            45                        (45)        0
  Stock options exercised..............      11        0          126                                  126
  Net income...........................                                                   11,223    11,223
                                         ------    -----    ---------       ---------    -------   -------
Balance December 31, 1997..............  19,741    $ 197    $  28,312       $       0    $ 7,047   $35,556
                                         ======    =====    =========       =========    =======   =======

        See accompanying notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                        DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                               ------------------------------
                                                                 1997       1996       1995
                                                               --------    -------    -------
Cash flows from operating activities:
  Net income...............................................    $ 11,223    $ 5,662    $ 5,873
  Adjustments to reconcile net income to net cash provided
     by
     (used in) operating activities:
  Depreciation and amortization............................       1,543        502        557
  Allowance for doubtful accounts..........................         144         23         45
  Deferred income taxes....................................        (615)        (8)        (2)
  Loss on sale of property and equipment...................           0          1          3
  Loss on impaired asset...................................           0        532          0
  Realized gain on marketable securities...................         (52)         0         (2)
  Changes in assets and liabilities, net of effects from
     acquisitions
  Accounts receivable......................................      (6,344)    (1,133)      (128)
  Inventory................................................        (322)       (51)        (4)
  Prepaid expenses and other assets........................        (899)      (281)      (115)
  Accounts payable and accrued liabilities.................      (2,966)       562        160
  Customer deposits and deferred maintenance revenue.......      (3,011)     1,579         99
  Income taxes payable.....................................         345          8          2
                                                               --------    -------    -------
  Net cash provided by (used in) operating activities......        (954)     7,396      6,488
                                                               --------    -------    -------
Cash flow from investing activities:
  Purchases of investments.................................           0        (51)      (248)
  Proceeds from sale of investments........................         254        100        263
  Purchases of property and equipment......................      (1,216)      (571)    (1,495)
  Proceeds from sale of property and equipment.............          28         26         43
  Payments for acquisitions made, net of cash acquired.....     (13,189)         0          0
                                                               --------    -------    -------
  Net cash used in investing activities....................     (14,123)      (496)    (1,437)
                                                               --------    -------    -------
Cash flow from financing activities:
  Proceeds from the issuance of notes payable..............         312        142        323
  Payments of notes payable................................      (7,442)      (210)      (292)
  Due to affiliates........................................       4,998         17          0
  Net proceeds from the issuance of common stock...........      58,357          0          0
  Payments made to stockholder of MMR&D....................     (35,062)         0          0
  Dividends................................................      (2,369)    (5,779)    (5,355)
                                                               --------    -------    -------
  Net cash provided by (used in) financing activities......      18,794     (5,830)    (5,324)
                                                               --------    -------    -------
Net change in cash and cash equivalents....................       3,717      1,070       (273)
                                                               --------    -------    -------
Cash and cash equivalents:
  Beginning of period......................................       2,693      1,623      1,896
                                                               --------    -------    -------
  End of period............................................    $  6,410    $ 2,693    $ 1,623
                                                               ========    =======    =======
Non-cash dividends.........................................    $  2,416    $ 2,709    $     0
                                                               ========    =======    =======
Cash paid for interest:....................................    $    155    $   123    $   125
                                                               ========    =======    =======
Cash paid for taxes:.......................................    $  5,705    $    14    $    19
                                                               ========    =======    =======

        See accompanying notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     Subsequent to the consummation of the Offering, MMC and the Founding Companies executed and closed agreements to acquire the following resellers of The Medical Manager software (the "Acquired Companies"): (i) The Computer Clinic, Inc. and its affiliates ("Computer Clinic") based in Valhalla, New York;
(ii) Adaptive Health Systems of Washington, Inc. ("Adaptive Health") based in Federal Way, Washington; (iii) LSM Computing, Inc. ("LSM") based in Somerville, New Jersey; (iv) Specialized Systems, Inc. ("SSI") based in Van Nuys, California; (v) Treister-Thorne, Inc. d/b/a Advanced Medical Management, Inc. ("AMM") based in Houston, Texas; (vi) UNICO, Inc. ("UNICO") based in Evansville, Indiana; (vii) Medysis, Inc. based in Fort Wayne, Indiana; (viii) Computers for Medicine Corporation and Carecom, Inc. ("C4M") based in Englewood, Colorado;
(ix) Unisource Systems, Inc. ("Unisource") based in Corpus Christi, Texas; and
(x) CompRx Systems Corporation ("CompRx") based in Hauppauge, New York. All of the acquisitions closed during the year ended December 31, 1997 and were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the Acquired Companies consisted of 1,644,836 shares of Common Stock.

     Also subsequent to the consummation of the Offering, MMC and the Founding Companies executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of the following resellers of The Medical Manager software (the "Purchased Companies"): (i) Artemis, Inc. based in Indianapolis, Indiana, on July 30, 1997; (ii) Boston Computer Systems, Inc. based in Norwood, Massachusetts, on August 6, 1997; (iii) Package Computer Systems, Inc. d/b/a PAC-COMP based in Sterling Heights, Michigan, on August 1, 1997; (iv) Matrix Computer Consultants, Inc. based in Norman, Oklahoma, on September 5, 1997; (v) Professional Management Systems, Inc. based in St. Charles, Illinois, on September 10, 1997; (vi) AMSC, Inc. based in Orlando, Florida, together with its wholly-owned subsidiary, AMSC Midwest, Inc. based in Topeka, Kansas, on September 11, 1997; (vii) Data Concepts, Inc. based in Boise, Idaho, on October 30, 1997; (viii) Medical Systems Consultants, Inc. based in Boise, Idaho, on October 30, 1997; (ix) Advanced Practice Management, Inc. based in San Diego, California, on November 10, 1997; (x) Medico Support Services, Inc. based in Salem, Oregon, on November 18, 1997; (xi) Companion Technologies of Florida, Inc. based in Tampa, Florida, on December 31, 1997; and (xii) Companion Technologies of Texas based in Arlington, Texas, on December 31, 1997. All of the acquisitions were accounted for using the purchase method of accounting. The aggregate consideration paid

                          MEDICAL MANAGER CORPORATION
for the Purchased Companies was 380,230 shares of Common Stock and $4,265,866 in cash and the issuance of $6,000,000 in debt.

     MMC, the Founding Companies, the Acquired Companies, and the Purchased Companies are referred to collectively as the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying financial statements have been presented on a consolidated basis for the years ended December 31, 1997. The consolidated financial statements include MMC and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements include MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies, after which the historical financial statements reflect the results of MMC, MMR&D, the Acquired Companies, and the other Founding Companies. The results of the Purchased Companies are reflected as of their respective acquisition date.

     The accompanying financial statements have been presented on a consolidated basis for the years ended December 31, 1996 and 1995. The financial statements of MMR&D have been presented on a consolidated basis with those of MMC from July 10, 1996 and with those of the Acquired Companies from January 1, 1995. As discussed in Note 1, following the close of business of February 4, 1997, MMR&D merged into a subsidiary of MMC upon consummation of the initial public offering of the common stock of MMC. MMR&D is identified as the accounting acquirer. Subsequent to the Offering, the Acquired Companies which were accounted for under the pooling of interests method of accounting. The accompanying consolidated financial statements have been adjusted retroactively to show the effect of the recapitalization and the acquisition of the Acquired Companies as if they had occurred on January 1, 1995.

     Revenue Recognition. Revenue from software licenses is recognized upon sale and shipment. Revenue from the sale of systems is recognized when the system has been installed and when the related client training has been completed. Amounts billed in advance of installation and pending completion of remaining significant obligations are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as they are provided. Certain expenses are allocated between the cost of sales for systems and sales of maintenance and other based upon revenue, which basis management believes to be reasonable.

     Goodwill and Other Intangibles. Goodwill and other intangibles consist of covenants not to compete and goodwill arising from business acquisitions, detailed as follows (in thousands):

                                                                 1997
                                                                -------
Goodwill arising from business acquisitions.................    $24,523
Covenants not to compete....................................        227
                                                                -------
Total gross goodwill and other intangibles..................     24,750
Accumulated amortization....................................        975
                                                                -------
Total net goodwill and other intangibles....................    $23,775
                                                                =======

     The covenants not to compete are being amortized over a period of two years and the goodwill arising from business acquisitions is being amortized over a twenty year period.

                          MEDICAL MANAGER CORPORATION

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

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents.

     Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax basis of assets and liabilities and their financial reported amounts at each year end based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. See Note 12.

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

     Asset Impairment. SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for years beginning after December 15, 1995, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS No. 121. No write-down of assets due to impairment was required in the year ended December 31, 1997. Approximately $500,000 of goodwill recorded by one of the Acquired Companies, prior to their acquisition by the Company, was written off in the year ended December 31, 1996.

     New Accounting Pronouncements. SFAS No. 128, Earnings per Share, is effective for fiscal years ending after December 15, 1997. This Statement establishes standards for computing and presenting earnings per share (EPS). The provisions of this pronouncement have been reflected in accompanying financial statements. Annual earnings per share has not previously been reported; however, 1997 quarterly information has been restated to comply with SFAS No. 128. Historical earnings per share calculations for the years ended December 31, 1996 and 1995 have not been presented because it is not considered meaningful as a result of the exclusion of the Founding Companies as discussed in Note 2.

     SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its

                          MEDICAL MANAGER CORPORATION
components in a full set of general-purposes financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has addressed the requirements of SFAS No. 130 and no material impact on the financial statements is expected.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

     SOP 97-2, Software Revenue Recognition, is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. The Company is currently assessing the impact that the revenue recognition criteria stated in this pronouncement will have on the financial statements.

     Reclassifications. Certain prior year amounts have been reclassified to conform with 1997 presentations. These reclassifications had no impact on net income or stockholders' equity.

     Concentration of Credit Risk. The Company's credit concentrations are limited due to the wide variety of customers in the health care industry and the geographic areas into which the Company's systems and services are sold.

     Non-cash Transactions. Non-cash transactions during the year included the purchase of approximately $23.7 million of assets of the other Founding Companies and the Purchased Companies through the assumption of liabilities and the issuance of Common Stock.

3.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                                 1997       1996
                                                                -------    -------
Land and improvements.......................................    $    10    $    10
Buildings...................................................        310        310
Furniture and fixtures......................................      1,954        892
Office equipment and computers..............................      4,317      1,276
Vehicles....................................................        751        222
Leasehold improvements......................................        289         23
Other.......................................................        160          0
                                                                -------    -------
                                                                  7,791      2,733
Less accumulated depreciation...............................     (3,633)    (1,330)
                                                                -------    -------
Net property and equipment..................................    $ 4,158    $ 1,403
                                                                =======    =======

     Depreciation expense was approximately $1.0 million, $449,000 and $537,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                          MEDICAL MANAGER CORPORATION

4.  NOTES PAYABLE

     Notes payable at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                                 1997      1996
                                                                ------    ------
Note payable, stockholder (1)
  Interest: 5.8%............................................    $  693    $    0
Notes payable, stockholders (2)
  Interest: various between 9% and 11%......................        22        91
Notes payable, bank
  Interest: 1% above prime (9.75% at December 31, 1996).....         0       459
Notes payable, vehicles
  Interest: various between 8.15% and 8.25%.................         0        81
Notes payable, other
  Interest: various between 6.6% and 10%....................         0       492
Notes payable, remainder of purchase price for acquisitions
  Interest: 5.5% (3)........................................     6,294         0
Promissory notes, stockholders
  Interest: various between 10% and 15%.....................         0        13
Promissory note, ($250,000 note) (4)
  Interest: 18%.............................................       250       250
Lines of credit(5)
  Interest: various between 10% and 3% above prime
  (11.25% at December 31, 1996).............................         0       170
Line of credit (2)
  Interest: 10.5%...........................................        59        26
Mortgages payable
  Interest: various between 8.625% and 2% above prime
  (10.25% at December 31, 1996).............................         0       255
Non-compete agreements
  Due: various monthly amounts through 1998.................        34         0
Obligations under capital leases............................        85       171
                                                                ------    ------
Total debt..................................................     7,437     2,008
Less current maturities.....................................     3,400     1,303
                                                                ------    ------
Total long-term debt........................................    $4,037    $  705
                                                                ======    ======

---------------

(1) Upon consummation of the Offering, MMR&D elected to terminate its S Corporation status. The Notes payable, stockholder represents amounts due to the stockholder of MMR&D for dividends equal to the estimated balance in the S Corporation's Accumulated Adjustment Account as of February 4, 1997 and is payable on demand.

(2) Balance was paid in full in January 1998 and has been classified as current maturities of long-term debt. The line of credit was closed in January 1998.

                          MEDICAL MANAGER CORPORATION

(3) The Notes payable for the remainder of the purchase price for acquisitions are due as follows: $231,000 due March 23, 1998; $2,000,000 due June 30, 1998; $25,000 due November 10, 1998; $37,500 due November 17, 1998;
     $2,000,000 due January 15, 1999; and $2,000,000 due January 15, 2000.

(4) On August 10, 1994, one of the Acquired Companies entered into a note payable in the amount of $250,000. The note was issued in connection with the Acquired Company's purchase of certain assets of Solutions Plus, Inc. The note is payable in 48 monthly installments, beginning September, 1994. Payment of this note is in dispute. The Company has not made payments according to its terms; accordingly, the Company may be considered to be in default. As a result of the potential default, the entire principal amount, plus accrued interest of $99,900, has been recorded as a current liability.

(5) These lines of credit were closed during the year ended December 31, 1997.

     Future minimum payments under debt obligations, excluding capital lease obligations, during the years subsequent to December 31, 1997 are as follows (in thousands):

1998........................................................      $3,352
1999........................................................       2,000
2000........................................................       2,000
                                                                  ------
Total.......................................................       7,352
Less current maturities.....................................       3,352
                                                                  ------
Total.......................................................      $4,000
                                                                  ======

     Future minimum payments under capital lease obligations during the years subsequent to December 31, 1997 are as follows (in thousands):

1998........................................................     $51
1999........................................................      34
2000........................................................       8
                                                                 ---
Total.......................................................      93
Less amount representing interest...........................       8
                                                                 ---
Present value of future minimum lease payments..............      85
Less current maturities.....................................      48
                                                                 ---
Total.......................................................     $37
                                                                 ===

     The carrying amount of all debt obligations approximates fair market value because of the short maturity of these instruments.

5.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and certain equipment under operating leases having terms ranging from one to five years.

                          MEDICAL MANAGER CORPORATION

     Future minimum rental commitments under noncancellable operating leases are approximately as follows (in thousands):

1998........................................................    $2,200
1999........................................................     1,500
2000........................................................     1,000
2001........................................................       600
2002........................................................        60
                                                                ------
Total.......................................................    $5,360
                                                                ======

     Rent expense was approximately $1.9 million, $841,000 and $511,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     MMR&D and MMMW lease certain facilities under operating leases from entities owned by certain stockholders. The leases expire between the years 1999 and 2001. The MMR&D lease provides for two options to renew for one year each and the MMMW lease provides for three options to renew for five years each. Rent paid to the stockholders for these leases was $423,000, $254,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

6.  SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

     The acquisitions of the Acquired Companies discussed in Note 1 have been accounted for as pooling of interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $12,818,000 for the period of January 1, 1997 through their respective acquisition date and revenues of $22,387,000 and $16,838,000 for the years ended December 31, 1996 and 1995, respectively. Net income of the Acquired Companies was $199,000 for the period of January 1, 1997 through their respective acquisition dates and $111,000 for the year ended December 31, 1996. The Acquired Companies had a net loss of $73,000 for the year ended December 31, 1995. Changes in the Acquired Companies' stockholders' equity for the period of January 1, 1997 though their respective acquisition date were $790,000. Changes in the Acquired Companies' stockholders' equity for the year ended December 31, 1996 were $890,000. Changes in the Acquired Companies' stockholders' equity for the year ended December 31, 1995 were $248,000.

     The acquisitions of the Purchased Companies discussed in Note 1 were accounted for using the purchase method of accounting, and accordingly the consolidated financial statements reflect the results of operations for the Purchased Companies only since their respective date of acquisition. Pro forma revenues, net income and earnings per share of the Company are presented below (in thousands, except per share data) as though the acquisitions of Companion Technologies of Florida, Inc., Companion Technologies of Texas, and AMSC, Inc. had occurred as of January 1, 1996. The remainder of the Purchased Companies' revenues, net income, and earnings per share are not considered significant.

                                                                    PRO FORMA
                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1997       1996
                                                                -------    -------
Revenues....................................................    $92,692    $47,677
Net income..................................................     10,473      5,889
Basic earnings per share....................................    $  0.54
Diluted earnings per share..................................    $  0.52

                          MEDICAL MANAGER CORPORATION

7.  STOCKHOLDERS' EQUITY

     At December 31, 1997, the Company had two stock option plans as described below:

  1996 LONG-TERM INCENTIVE PLAN

     In September 1996, the Company adopted the 1996 Long-Term Incentive Plan (the "Incentive Plan") under which the Compensation Committee has discretion to grant one or more of the following awards to executive officers, key employees, consultants and other service providers: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted or deferred stock, (v) dividend equivalents, (vi) bonus shares and awards in lieu of the Company's obligations to pay cash compensation, and (vii) other awards the value of which is based in whole or in part upon the value of the Common Stock. Upon a change of control of the Company (as defined in the Incentive
Plan), certain conditions and restrictions relating to an award with respect to the ability to exercise or settle such award will be accelerated.

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

     Information regarding the stock option component of the Incentive Plan is summarized below:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                NUMBER OF    EXERCISE PRICE
                                                                 SHARES        PER SHARE
                                                                ---------    --------------
Balance, January 1, 1997....................................            0            --
Granted.....................................................    1,753,100       $11.238
Exercised...................................................      (11,525)       11.000
Forfeited...................................................      (84,413)       11.120
Balance, December 31, 1997..................................    1,657,162       $11.245

     The following table summarizes information about stock options outstanding at December 31, 1997:

             NUMBER OF      WEIGHTED AVERAGE       NUMBER
EXERCISE   OUTSTANDING AT      REMAINING       EXERCISABLE AT   WEIGHTED AVERAGE
 PRICES       12/31/97      CONTRACTUAL LIFE      12/31/97       EXERCISE PRICE
--------   --------------   ----------------   --------------   ----------------
$ 8.875         10,000             10               2,500           $ 8.875
 11.000      1,575,850             10             393,963            11.000
 17.000         71,312             10                   0            17.000

     With the exception of 10,000 options, all of the 1,657,162 options which were outstanding as of December 31, 1997, have a vesting schedule providing for 25% vesting at 6 months, 18 months, 30 months, and 42 months after the grant date. There are a total of 10,000 options which vest fully on April 30, 1998. All options expire 10 years after the date of grant. As of December 31, 1997, 396,463 options granted under the Incentive Plan were exercisable with a weighted average exercise price of $10.99. No compensation expense related to the options has been recorded as the options were granted at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant.

     A total of 50,000 shares of restricted stock awards were issued under the Incentive Plan. Compensation expense equal to the fair value of the Common Stock on the date of grant ($8.375) is being recognized over a

                          MEDICAL MANAGER CORPORATION
five year vesting period of these stock awards. A total of $49,000 was recognized during the year ended December 31, 1997.

  1996 NON-EMPLOYEE DIRECTORS' STOCK PLAN

     In September 1996, the Company adopted the 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan") which provides for the automatic grant to each non-employee director an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, the Directors' Plan provides for an automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders; provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding three months, later amended to sixty days. This plan also provides that each non-employee director may elect to receive 2,000 stock options in each calendar year in lieu of an annual cash fee and other cash payments for attending board meetings. A total of 250,000 shares are reserved for issuance under the Directors' Plan. The exercise price of options granted under the Directors' Plan may be no less than the fair market value of the Common Stock on the date of grant, and accordingly, no compensation expense has been recorded in connection with the stock options granted.

     Information regarding the Directors' Plan is summarized below:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                 NUMBER      EXERCISE PRICE
                                                                OF SHARES      PER SHARE
                                                                ---------    --------------
Balance, January 1, 1997....................................          0              --
Granted.....................................................     51,000         $12.250
Balance, December 31, 1997..................................     51,000         $12.250

     All options under the Directors' Plan vest one year after the date of grant and expire 10 years after the date of grant. The exercise price of the options outstanding under this plan range from $8.875 to $17.25. As of December 31, 1997, no options granted under the Directors' Plan were exercisable.

  FINANCIAL ACCOUNTING STANDARD NO. 123, "ACCOUNTING FOR STOCK BASED
COMPENSATION"

     In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("FAS 123") which was effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123, the Company has elected to account for its stock based plans under APB No. 25, "Accounting for Stock Issued to Employees".

                          MEDICAL MANAGER CORPORATION

     If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed in FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share data):

Net income
  As reported...............................................    $11,223
  Pro forma.................................................      8,136
Basic earnings per share
  As reported...............................................    $  0.58
  Pro forma.................................................       0.42
Diluted earnings per share
  As reported...............................................    $  0.56
  Pro forma.................................................       0.40

     There were no options outstanding as of December 31, 1996, thus pro forma information is not provided for the year ended December 31, 1996.

     The pro forma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions: (i) a volatility factor initially based on the Company's average trading price since the Offering, as well as the average trading stock price of comparable companies over the previous five years; (ii) no dividend yield; (iii) a discount rate equal to the rate available on U.S. Treasury Strip (zero-coupon) bond on the grant date, and (iv) an average expected option life of four years for directors' options and five years for employees' options.

8.  EARNINGS PER SHARE

     Basic and diluted earnings per share for the year ended December 31, 1997 are calculated as set forth below (in thousands, except per share data):

Net income..................................................    $11,223
                                                                =======
BASIC EARNINGS PER SHARE:
Weighted average shares outstanding.........................     19,490
                                                                -------
Basic shares................................................     19,490
                                                                =======
Basic earnings per share....................................    $  0.58
                                                                =======
DILUTED EARNINGS PER SHARE
Weighted average shares outstanding.........................     19,490
Effect of dilutive shares:
  Stock options.............................................        664
  Stock awards..............................................         15
                                                                -------
Diluted shares..............................................     20,169
                                                                =======
Diluted earnings per share..................................    $  0.56
                                                                =======

9.  EMPLOYEE BENEFIT PLAN

     The Company began a qualified 401(k) savings plan (the "Plan") covering all employees meeting certain eligibility requirements on July 1, 1997. The Plan permits each participant to reduce his or her taxable

                          MEDICAL MANAGER CORPORATION
compensation basis by up to 15% and have the amount of such reduction contributed to the Plan. The Company makes a matching contribution of 15% of the first 6% of the compensation deferred by each participant. Salary reduction contributions are immediately vested in full; matching contributions vest 20% per year over a five year period. During the year ended December 31, 1997, the Company made contributions of $69,000.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1997 and 1996 is as follows (in thousands, except per share data):

                                                QUARTER     QUARTER        QUARTER         QUARTER
                                                 ENDED       ENDED          ENDED           ENDED
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
   FOR THE YEAR ENDED DECEMBER 31, 1997          1997         1997          1997             1997
   ------------------------------------        ---------    --------    -------------    ------------
REVENUE
  As reported..............................     $ 9,997     $15,967        $19,864         $23,812
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............       5,151       2,930            406              --
  As adjusted..............................      15,148      18,897         20,270          23,812
GROSS MARGIN
  As reported..............................     $ 6,357     $ 9,330        $10,709         $11,990
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............       1,895       1,068            (55)             --
  As adjusted..............................       8,252      10,398         10,654          11,990
NET INCOME
  As reported..............................     $ 2,550     $ 2,608        $ 2,858         $ 3,299
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............         283        (117)          (258)             --
  As adjusted..............................       2,833       2,491          2,600           3,299
BASIC EARNINGS PER SHARE...................     $  0.15     $  0.13        $  0.13         $  0.17
DILUTED EARNINGS PER SHARE.................     $  0.14     $  0.13        $  0.13         $  0.16

                          MEDICAL MANAGER CORPORATION

                                                 QUARTER     QUARTER        QUARTER         QUARTER
                                                  ENDED       ENDED          ENDED           ENDED
                                                MARCH 31,    JUNE 30,    SEPTEMBER 30,    DECEMBER 31,
    FOR THE YEAR ENDED DECEMBER 31, 1996          1996         1996          1996             1996
    ------------------------------------        ---------    --------    -------------    ------------
REVENUE
  As reported...............................     $2,952       $5,408        $7,485           $8,765
  Effect of acquisitions treated as poolings
     of interests completed subsequent to
     quarter end............................      4,680        2,924           738               --
  As adjusted...............................      7,632        8,332         8,223            8,765
GROSS MARGIN
  As reported...............................     $2,521       $3,648        $4,125           $4,889
  Effect of acquisitions treated as poolings
     of interest completed subsequent to
     quarter end............................      1,605          987           220               --
  As adjusted...............................      4,126        4,635         4,345            4,889
NET INCOME
  As reported...............................     $1,602       $1,887        $1,248           $  741
  Effect of acquisitions treated as poolings
     of interests completed subsequent to
     quarter end............................        160          (36)           60               --
  As adjusted...............................      1,762        1,851         1,308              741

11.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                                 1997      1996    1995
                                                                -------    ----    ----
Current:
  Federal...................................................    $ 5,898    $  6    $  6
  State.....................................................        843      --      --
                                                                -------    ----    ----
  Total.....................................................      6,741       6       6
Deferred:
  Federal...................................................       (949)     --      --
  State.....................................................       (135)     --      --
                                                                -------    ----    ----
  Total.....................................................     (1,084)     --      --
                                                                -------    ----    ----
Total.......................................................    $ 5,657    $  6    $  6
                                                                =======    ====    ====

     Upon the acquisition of MMR&D, Adaptive Health, LSM , SSI, UNICO, Computer Clinic, C4M, Medysis, Unisource, and CompRx (collectively, the "S Corporations"), the S Corporation status of these entities terminated. Accordingly, current and deferred income taxes reflecting the tax effects of temporary differences between the Company's financial statement tax bases of certain assets and liabilities became assets and liabilities of the Company. Accordingly, the above provision for 1997 income taxes includes a $650,000 nonrecurring benefit resulting from the termination of the S Corporation election and the corresponding required adoption of FAS 109.

                          MEDICAL MANAGER CORPORATION

     The significant components of deferred tax assets and liabilities as of December 31, 1997 are as follows (in thousands):

Accounts receivable.........................................    $(570)
Deferred revenue............................................      425
Accrued expenses............................................      848
Other.......................................................       24
                                                                -----
Total.......................................................    $ 727
                                                                =====

     The following table accounts for the differences between the actual tax provision and amounts obtained by applying the statutory U.S. federal income rate of 35% to the income before income taxes (in thousands)

                                                                 1997      1996       1995
                                                                ------    -------    -------
Statutory tax provision at 35%..............................    $5,908    $ 1,984    $ 2,058
State taxes, net of federal benefit.........................       794         --         --
S-Corporation income not subject to tax.....................      (340)    (1,978)    (2,052)
Change in valuation allowance...............................      (418)        --         --
Termination of S Corporation status.........................      (650)        --         --
Tax free income.............................................      (180)        --         --
Non-deductible expense and other............................       543         --         --
                                                                ------    -------    -------
Total.......................................................    $5,657    $     6    $     6
                                                                ======    =======    =======

     In addition to the foregoing, a subsidiary of one of the Founding Companies has a net operating loss carryforward of $470,000. Due to certain federal and state separate return limitation issues, a 100% valuation allowance has been established. This net operating loss carryforward expires beginning in the year 2015.

12.  UNAUDITED PRO FORMA INCOME TAX INFORMATION

     Prior to their acquisition, MMR&D, Adaptive Health, LSM, SSI, UNICO, Computer Clinic, C4M, Medysis, Unisource, and CompRx (collectively, the "S Corporations") were S corporations and, accordingly, the combined historical financial statements of MMC, MMR&D and the Acquired Companies did not reflect a provision for income taxes for the S Corporations, as income taxes were the responsibility of the S Corporations' individual stockholders. Effective with their acquisition, the S Corporations terminated their S corporation status. The following unaudited pro forma income tax information (in thousands), based on historical information, is presented in accordance with Statement of Financial Accounting Standards No. 109 as if the S Corporations had each been a C corporation subject to federal and state income taxes throughout the periods presented.

                                                                     FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                -------    -------    -------
Income before provision for income taxes....................    $16,880    $ 5,668    $ 5,879
Provision for income taxes..................................     (6,364)    (2,182)    (2,263)
Pro forma net income........................................    $10,516    $ 3,486    $ 3,616

                          MEDICAL MANAGER CORPORATION

13.  SUBSEQUENT EVENTS

     On January 14, 1998, the Company entered into a $10.0 million line of credit agreement with Barnett Bank of Tampa. The line of credit matures on January 14, 1999. The line of credit bears interest at Prime or LIBOR, at the election of the Company, plus an applicable margin, as defined in the agreement. This debt instrument is due on demand. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends.

     Also subsequent to year-end, the Company executed and closed agreements to acquire the following resellers of The Medical Manager software: (i) Medical Practice Support Services, Inc., based in Pittsburgh, Pennsylvania; (ii) Health Care Management Solutions, Inc. d/b/a Healthcare Informatics, Inc., based in Springfield, Illinois; and (iii) Strategic Systems, Inc., based in Denver, Colorado. The acquisitions were accounted for using the pooling of interest method of accounting. The aggregate consideration paid was 130,509 shares. These acquisitions, in aggregate, had revenues of $5.8 million and net income of $400,000 for the year ended December 31, 1997. The acquisitions closed between February 20, and February 28, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's definitive proxy statement to be filed not more than 120 days after the year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements -- See index on Page 30 herein. The financial statements of four of the Founding Companies included on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1997 are specifically incorporated herein by reference.

     (a)(2) Schedule II -- Valuation and Qualifying Accounts -- See page 54 herein. Other financial statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

     (a)(3) The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits included Elsewhere in this report.

     (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 1998.

                                          MEDICAL MANAGER CORPORATION


                                          By:  /s/ MICHAEL A. SINGER
                                             ------------------------------
                                                     Michael A. Singer
                                                   Chairman of the Board
                                                and Chief Executive Officer

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

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
            /s/ MICHAEL A. SINGER              Chairman of the Board and Chief         March 12, 1998
---------------------------------------------  Executive Officer (Principal Executive
              Michael A. Singer                Officer)

             /s/ LEE A. ROBBINS                Vice President and Chief Financial      March 12, 1998
---------------------------------------------  Officer (Principal Financial and
               Lee A. Robbins                  Accounting Officer)

              /s/ JOHN H. KANG                 President; Director                     March 12, 1998
---------------------------------------------
                John H. Kang

         /s/ FREDERICK B. KARL, JR.            Vice President and General Counsel;     March 12, 1998
---------------------------------------------  Director
           Frederick B. Karl, Jr.

           /s/ RICHARD W. MEHRLICH             Director                                March 12, 1998
---------------------------------------------
             Richard W. Mehrlich

             /s/ CHRIS A. PEIFER               Director                                March 12, 1998
---------------------------------------------
               Chris A. Peifer

                               INDEX TO EXHIBITS

    EXHIBIT                           DESCRIPTION
    -------                           -----------
     2.1      Agreement and Plan of Reorganization, dated as of September
              30, 1996, by and among the Company, Personalized
              Programming, Inc., PPI Acquisition I Corp. and the
              Stockholder named therein (Incorporated by reference to
              Exhibit 2.1 to the Registrant's Registration Statement on
              Form S-1 (Registration No. 333-13101))

     2.2      Agreement and Plan of Reorganization, dated as of September
              30, 1996, by and among the Company, Systems Plus, Inc.,
              Systems Plus Distribution, Inc., SPI Acquisition I Corp.,
              SPDI Acquisition I Corp. and the Stockholder named therein
              (Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form S-1
              (Registration No. 333-13101))

     2.3      Agreement and Plan of Reorganization, dated as of September
              30, 1996, by and among the Company, National Medical
              Systems, Inc., NMS Acquisition I Corp. and the Stockholders named therein (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-1 (File No. 333-13101))

     2.4      Agreement and Plan of Reorganization, dated as of September
              30, 1996, by and among the Company, RTI Business Systems,
              Inc., RTI Acquisition I Corp. and the Stockholders named therein (Incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-1 (File No. 333-13101))

     2.5      Agreement and Plan of Reorganization, dated as of September
              30, 1996, by and among the Company, Systems Management,
              Inc., SMI Acquisition I Corp. and the Stockholders named therein (Incorporated by reference to Exhibit 2.5 to the Registration Statement on Form S-1 (File No. 333-13101))

     2.6 Stock for Asset Purchase Agreement dated July 17, 1997, by and among Medical Manager Northeast, Inc., a New York corporation; The Computer Clinic, Inc., a New York corporation; MedPlus of New York, Inc., a New York corporation; Command Solutions, Inc. d/b/a Great Lakes
              Medical Systems, an Ohio corporation; and Michael G.
              Sherman, a resident of the state of New York (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated August 7, 1997)

     2.7 Asset Purchase Agreement dated as September 10, 1997, by and among Medical Manager Midwest, Inc., Professional Management
              Systems, Inc. and the Stockholders named herein
              (Incorporated by reference to Exhibit 2.1 to the Company's
              Current Report on Form 8-K dated September 25, 1997)

     2.8      Purchase Agreement Dated as of September 11, 1997, by and
              among Medical Manager Southeast, Inc., National Data
              Corporation, CIS Technologies, Inc., AMSC, Inc. and AMSC
              Midwest, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated September 25,
              1997)

     2.9 Asset Purchase Agreement dated as of December 31, 1997, by and among Medical Manager Corporation, Blue Cross And Blue
              Shield of South Carolina, Companion Technologies
              Corporation, and Companion Technologies of Florida, Inc.
              (Incorporated by reference to Exhibit 2.1 to the Company's
              Current Report on Form 8-K dated January 15, 1998)

     2.10 Stock Purchase Agreement dated as of December 31, 1997 by and among Medical Manager Corporation, Blue Cross And Blue
              Shield of South Carolina, Companion Technologies
              Corporation, and Companion Technologies Corporation of
              Texas. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated January 15, 1998)

     3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-13101))

     3.2      Amended and Restated By-laws of the Company

    EXHIBIT                           DESCRIPTION
    -------                           -----------
     4.1      Form of certificate evidencing ownership of Common Stock of the Company (Incorporated by reference to Exhibit to
              Amendment No. 4 to the Registration Statement on Form S-1
              (File No. 333-13101))

     4.2 Credit Agreement dated as of January 14, 1998 by and between Medical Manager Corporation, a Delaware corporation as
              Borrower, and Barnett Bank, N.A., a national banking association, and its successors and assigns as Lender

    10.1 1996 Long-Term Incentive Plan of the Company (Incorporated by reference to Exhibit 10.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-13101))

    10.2 Amended and Restated 1996 Non-Employee Directors' Stock Plan of the Company

    10.3      Employment Agreement between the Company and Michael A.
              Singer (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed April 10, 1997)

    10.4      Employment Agreement between the Company and Richard W.
              Mehrlich (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed April 10, 1997)

    10.5      Employment Agreement between the Company and John H. Kang
              (Incorporated by reference to Exhibit 10.5 to the Company's
              Annual Report on Form 10-K filed April 10, 1997)

    10.6      Employment Agreement between the Company and Frederick B.
              Karl, Jr. (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed April 10, 1997)

    10.7 Employment Agreement, dated as of November 25, 1996, between the Company and Lee A. Robbins (Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration
              Statement on Form S-1 (File No. 333-13101))

    10.8      Employment Agreement between the Company and Henry W.
              Holbrook (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K filed April 10, 1997)

    10.9      Employment Agreement between the Company and Thomas P.
              Liddell (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed April 10, 1997)

    10.10     Lease between PPI Holding Company, Inc. and Personalized
              Programming, Inc., dated March 12, 1996, as amended,
              (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-13101))

    10.11     Lease between Liddell, L.L.C. and Systems Management, Inc.
              (Incorporated by reference to Exhibit 10.11 to the Company's
              Annual Report on Form 10-K filed April 10, 1997)

    10.12     Master License Agreement between Personalized Programming,
              Inc. and Systems Plus, Inc. dated November 15, 1982, together with eight addenda thereto (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-13101))

    10.13 Management Services Agreement and Option Agreement, dated as of September 1, 1996, between Medix, Inc. and National
              Medical Systems, Inc. (Incorporated by reference to Exhibit
              10.13 to Amendment No. 1 to the Registration Statement on
              Form S-1 (File No. 333-13101))

    10.14 Stock Purchase Agreement, dated as of December 26, 1996, by and among the Company, National Medical Systems, Inc. and
              Electronic Data Systems Corporation (Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-13101))

    21        List of subsidiaries of the Company

    23        Consents of Coopers & Lybrand L.L.P.

    27        Financial Data Schedule (for SEC use only)

    99        Historical Financial Statements of Systems Plus, Inc. and
              Systems Plus Distribution, Inc., National Medical Systems,
              Inc., RTI Business Systems, Inc., and Systems Management,
              Inc. included in the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 8, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         Accounts Receivable Allowance

         BALANCE AT       ADDITIONS CHARGED   ADDITIONS FROM                BALANCE AT
YEAR  BEGINNING OF YEAR      TO EXPENSE        ACQUISITIONS    DEDUCTIONS   END OF YEAR
----  -----------------   -----------------   --------------   ----------   -----------
1997        $150                $269               $661          $(125)        $955
1996         127                  92                 --            (69)         150
1995          82                  45                 --             --          127