Form 10-Q
period 1998-03-31
MEDICAL MANAGER CORP
filed 1998-05-15
CIK 1022147

------------------------------------------------------------------------------






                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29090

                           MEDICAL MANAGER CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                         DELAWARE                                                         59-3396629
 (State or Other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer Identification No.)

  3001 NORTH ROCKY POINT DRIVE EAST, SUITE 400, TAMPA, FLORIDA                               33607
           (Address of Principal Executive Offices)                                        (Zip Code)

       Registrant's telephone number, including area code: (813) 287-2990

       3001 NORTH ROCKY POINT DRIVE EAST, SUITE 100, TAMPA, FLORIDA 33607
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 21,488,845 shares of the Registrant's common stock outstanding as of May 13, 1998.




-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         The following consolidated financial statements of Medical Manager Corporation, a Delaware corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim and year-to-date periods reported have been made. The current year financial statements include the results of Medical Practice Support Services, Inc., Health Care Management Solutions, Inc., d/b/a Healthcare Informatics, Inc. and Strategic Systems, Inc., all of which were acquired by the Company or its affiliates during the three months ended March 31, 1998. All of these acquisitions were accounted for using the pooling of interests method of accounting. Prior year financial statements have been restated to reflect the results of these acquisitions. Results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

                          MEDICAL MANAGER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                          MARCH 31,  DECEMBER 31,
                                                            1998         1997
                                                          -----------------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                               $ 5,579      $ 6,616
  Accounts receivable, net                                 19,436       16,958
  Inventory                                                 2,568        2,310
  Prepaid expenses and other current assets                 3,655        2,580
  Deferred income taxes                                       727          727
                                                          --------------------
            Total current assets                           31,965       29,191
PROPERTY AND EQUIPMENT, net                                 5,655        4,994
GOODWILL AND OTHER INTANGIBLES, net                        23,699       23,775
OTHER ASSETS                                                  131          121
                                                          --------------------
            Total assets                                  $61,450      $58,081
                                                          ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                           $ 3,290      $ 3,678
  Accounts payable and accrued liabilities                  6,088        6,966
  Customer deposits and deferred maintenance revenue        8,014        7,526
  Income taxes payable                                        894          617
                                                          --------------------
            Total current liabilities                      18,286       18,787
LONG-TERM OBLIGATIONS, net of current maturities            4,046        4,169
                                                          --------------------
            Total liabilities                              22,332       22,956
                                                          --------------------
STOCKHOLDERS' EQUITY
  Common stock                                                199          198
  Additional paid-in capital                               29,479       29,010
  Retained earnings                                         9,440        5,917
                                                          --------------------
            Total stockholders' equity                     39,118       35,125
                                                          --------------------
            Total liabilities and stockholders' equity    $61,450      $58,081
                                                          ====================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           MEDICAL MANAGER CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                      THREE MONTHS ENDED      PRO FORMA THREE MONTHS
                                                            MARCH 31,              ENDED MARCH 31,
                                                      ------------------      ----------------------
                                                         1998       1997                1997
                                                      ------------------      ----------------------
Revenue
  Systems                                             $ 17,949     $  9,774            $ 11,769
  Maintenance and other                                  9,702        6,780               7,906
                                                      ---------------------            --------
       Total revenue                                    27,651       16,554              19,675
                                                      ---------------------            --------
Cost of revenue
  Systems                                                8,559        4,178               5,306
  Maintenance and other                                  5,248        3,745               4,340
                                                      ---------------------            --------
       Total costs of revenue                           13,807        7,923               9,646
                                                      ---------------------            --------
       Gross margin                                     13,844        8,631              10,029
                                                      ---------------------            --------
Operating expenses
  Selling, general and administrative                    6,459        4,345               5,078
  Research and development                               1,010          776                 798
  Depreciation and amortization                            705          279                 369
                                                      ---------------------            --------
       Total operating expenses                          8,174        5,400               6,245
                                                      ---------------------            --------
       Income from operations                            5,670        3,231               3,784
Other income (expense)
  Interest expense                                        (107)         (79)                (79)
  Interest income                                           68          139                 139
  Other (expense)                                           12           26                  26
                                                      ---------------------             --------
Income before income taxes                               5,643        3,317               3,870
Income taxes                                             2,120          577               1,463
                                                      ---------------------            --------
       Net income                                     $  3,523     $  2,740            $  2,407
                                                      =====================            ========


Basic earnings per share                              $   0.18     $   0.14            $   0.12

Shares used in computing basic earnings per share       19,915       19,481              19,481

Diluted earnings per share                            $   0.17     $   0.14            $   0.12

Shares used in computing diluted earnings per share     20,855       19,481              19,481


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                   1998         1997
                                                                              ----------------------------
Cash flows from operating activities:
  Net Income                                                                   $ 3,523        $  2,740
  Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization                                                    705             279
  Deferred income taxes                                                              0            (350)
  Changes in assets and liabilities, net of effects from acquisitions:
       Accounts receivable                                                      (2,478)         (1,834)
       Inventory                                                                  (258)             (4)
       Prepaid expenses and other assets                                        (1,085)           (391)
       Accounts payable and accrued liabilities                                 (1,192)         (1,212)
       Customer deposits and deferred maintenance revenue                          551             995
       Income taxes payable                                                        277             866
                                                                               -----------------------
     Net cash provided by operating activities                                      43           1,089
                                                                               -----------------------

Cash flow from investing activities:
  Purchases of property and equipment                                           (1,039)           (279)
  Proceeds from sale of property and equipment                                       0               2
  Payments for acquisitions made, net of cash acquired                               0          (9,466)
                                                                               -----------------------
     Net cash used in investing activities                                      (1,039)         (9,743)
                                                                               -----------------------

Cash flow from financing activities:
  Proceeds from the issuance of notes payable                                       63               0
  Payments of notes payable                                                       (573)           (264)
  Due to affiliates                                                                  0           4,997
  Net proceeds from the issuance of common stock                                   469          58,230
  Payments made to stockholder of MMR&D                                              0         (35,062)
  Dividends                                                                          0          (1,805)
                                                                               -----------------------
     Net cash provided by (used in) financing activities                           (41)         26,096
                                                                               -----------------------

Net change in cash and cash equivalents                                         (1,037)         17,442
                                                                              ------------------------

Cash and cash equivalents:
     Beginning of period                                                         6,616           2,779
                                                                              ------------------------
     End of period                                                            $  5,579        $ 20,221
                                                                              ========================

Non-cash dividends                                                            $      0        $  2,416

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                           MEDICAL MANAGER CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

         Medical Manager Corporation (the "Company") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager(R) software, a leading physician practice management system for health care providers in the United States.

         During the three months ended March 31, 1998, Medical Manager Corporation or its affiliates executed and closed agreements to acquire the following resellers of The Medical Manager software (the "Acquired Companies"):
(i) Medical Practice Support Services, Inc. ("MPSS") based in Pittsburgh, Pennsylvania; (ii) Health Care Management Solutions, Inc. d/b/a Healthcare Informatics, Inc. ("HCMS"), based in Springfield, Illinois; and (iii) Strategic Systems, Inc. ("Strategic") based in Denver, Colorado. The acquisitions of the Acquired Companies were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the Acquired Companies consisted of 130,509 shares of the Company's common stock par value $.01 per share (the "Common Stock").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying interim financial statements do not include all disclosures included in the financial statements for the year ended December 31, 1997 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K"), and therefore should be read in conjunction with the financial statements included in the Form 10-K.

         In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and of cash flows for the interim periods presented.

         Revenue Recognition. Revenue from software licenses is recognized upon sale and shipment. For the three months ended March 31, 1997, revenue from the sale of systems was recognized when the system was installed and when the related client training was completed, as established in Statement of Position 91-1, Software Revenue Recognition. Beginning January 1, 1998, revenue from the sale of systems is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). The effect of the adoption of SOP 97-2 was not significant to the quarter ended March 31, 1998. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as the services are provided. Certain expenses are allocated between the cost of sales for systems and sales of maintenance and other based upon revenue, which basis management believes to be reasonable.

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three month periods ended March 31, 1998 and 1997, there were no components of comprehensive income other than net income.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

3. UNAUDITED PRO FORMA INCOME TAX INFORMATION

         Prior to their acquisition, several of the companies (the "S Corporations") acquired by the Company during the year ended December 31, 1997 were S corporations and, accordingly, the combined historical financial statements of the Company do not reflect a provision for income taxes for the S Corporations, as income taxes were the responsibility of the S Corporations' individual stockholders. Effective upon their acquisition, the S Corporations terminated their S corporation status. The following unaudited pro forma income tax information (in thousands), based on historical information, is presented in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), as if the S Corporations had each been a C corporation subject to federal and state income taxes throughout the periods presented.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
                                                                1998                1997
                                                              --------            --------
INCOME BEFORE PROVISION FOR INCOME TAXES................      $ 5,643              $ 3,317
PROVISION FOR INCOME TAXES..............................       (2,120)              (1,250)
PRO FORMA NET INCOME....................................      $ 3,523              $ 2,067

4. SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

         The acquisitions of the Acquired Companies discussed in Note 1 have been accounted for using the pooling of interests method of accounting, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $2,017,000 for the period from January 1, 1998 through their respective acquisition dates. The Acquired Companies generated revenues of $4,884,000 for the year ended December 31, 1997. Net income of the Acquired Companies was $345,000 for the period from January 1, 1998 through their respective acquisition dates. The Acquired Companies had a net loss of $517,000 for the year ended December 31, 1997. For the period from January 1, 1998 through their respective acquisition dates, there were no changes other than the results of operations in the stockholders' equity of the Acquired Companies. Changes in the Acquired Companies' stockholders' equity other than the results of operations was $36,000 for the period ended December 31, 1997.

5.  EARNINGS PER SHARE

         Basic and diluted earnings per share for the three months ended March 31, 1998 are calculated as set forth below (in thousands, except per share data):


                                                                  THREE MONTHS
                                                                      ENDED
                                                                  MARCH 31, 1998
                                                                  --------------
Net Income                                                           $  3,523
                                                                     ========
BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding                             19,915
                                                                     ========

Basic earnings per share                                             $   0.18
                                                                     ========

DILUTED EARNINGS PER SHARE:

Weighted average common shares outstanding                             19,915
 Common equivalent shares:
    Stock options                                                         904
    Stock awards                                                           36
                                                                     --------
Diluted shares                                                         20,855
                                                                     ========

Diluted earnings per share                                           $   0.17
                                                                     ========




6. SUBSEQUENT EVENTS

         Subsequent to March 31, 1998, the Company or its affiliates executed and closed an agreement to acquire Management Integrated Solutions, a reseller of The Medical Manager software based in Houston, Texas. This acquisition was accounted for using the purchase method of accounting. The aggregate consideration paid was 7,595 shares and $54,000 in cash. The impact of the acquisition on revenues, net income or earnings per share is not considered significant.

         Also subsequent to March 31, 1998, the Company completed a second underwritten public offering of Common Stock. Of the 2,500,000 shares offered to the public, 1,500,000 were sold by the Company and 1,000,000 were sold by certain selling stockholders of the Company. The Company received proceeds of $42,750,000 for its 1,500,000 shares sold to the public. The proceeds will be used to repay approximately $6.8 million of acquisition-related indebtedness, for possible future acquisitions, and for working capital and other general corporate purposes. The Company did not receive any proceeds from the sale of the 1,000,000 shares by the selling stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this filing.

OVERVIEW

         This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act"). All statements contained in this filing, other than statements of historical fact, may be considered forward-looking statements. Such statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause future activities and actual results of operations to be materially different from those set forth in the forward-looking statements. The Company's actual results may differ due to factors including, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions, uncertainties relating to the ongoing development of the Company's software and the Year 2000 issue, variations in stock prices, changes in government regulations, competition, risk of operations and growth and integration of newly acquired businesses. Forward-looking information provided by the Company under the Reform Act should be evaluated in the context of the foregoing factors and the other information included in this filing and other filings made by the Company with the Securities and Exchange Commission. The Company expressly disclaims any intent or obligation to update these forward looking statements.

         On February 4, 1997, MMC acquired (the "Mergers") simultaneously with the closing of its initial public offering of Common Stock (the "Offering") five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Midwest, Inc. (formerly Systems Management, Inc.) ("MMMW").

         Subsequent to the Offering, MMC and the Founding Companies executed and closed agreements to acquire thirteen resellers of The Medical Manager software (the "Acquired Companies"). The acquisitions of the Acquired Companies were accounted for using the pooling of interests method of accounting.

         Also subsequent to the Offering, MMC and the Founding Companies executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of twelve resellers of The Medical Manager software (the "Purchased Companies"). All of the acquisitions of the Purchased Companies were accounted for using the purchase method of accounting.

         MMC, the Founding Companies, the Acquired Companies and the Purchased Companies are referred to collectively as the Company.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME

         The pro forma consolidated statement of income presents the Company as if the Mergers occurred on January 1, 1997. For the thirty-five day period ended February 4, 1997, the date the Mergers were consummated, the Founding
Companies other than MMR&D (the "Other Founding Companies") added $3.1 million in revenue, $1.4 million of gross profit, and $0.5 million of net loss.

         Certain transactions included in the statements of income for the Other Founding Companies for the thirty five day period ended February 4, 1997 have been eliminated including the elimination of restructuring charges taken in connection with the Company's Offering and the reduction in compensation paid to certain stockholders of the Founding Companies. In addition, certain adjustments are made to the pro forma statement of income to reflect expenses which would have been incurred by the Company had the Mergers occurred on January 1, 1997.

         As a result, for the three months ended March 31, 1997, the Company's pro forma revenue was $19.7 million, total pro forma gross margin was $10.0 million, and pro forma net income was $2.4 million. Although pro forma revenues and gross profits increased from actual results, pro forma net income decreased $0.3 million.

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS

         The financial information referenced below includes MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's merger with the Founding Companies, after which the financial information referenced below reflects the results of MMC, MMR&D, the Acquired Companies, and the Other Founding Companies. The results of the Purchased Companies are reflected subsequent to their respective acquisition dates.

REVENUES

         The following table reflects actual revenues for the Company's primary business lines:

                                                                           Three Months
                                                                           ------------
                                                                         Ended March 31,
                                                                         ---------------
                                                                       1997           1998
                                                                          (in millions)
Systems......................................................         $  9.8       $  17.9
Maintenance and other........................................            6.8           9.7
                                                                      ------       -------
          Total..............................................         $ 16.6       $  27.6
                                                                      ======       =======
Systems percentage of total..................................           59.0%         64.9%
Maintenance and other percentage of total....................           41.0%         35.1%

         The increase in systems revenue for the three months ended March 31, 1998 was due to the growth of the Company as a whole, the inclusion of the Purchased Companies from their respective acquisition dates, and the inclusion of the Other Founding Companies beginning on February 5, 1997. An increase in systems sales volume, combined with an increase in the size of individual systems projects, were contributing factors in the Company's systems revenue growth. In addition, overall revenue increased because of the Company's continued success in marketing to smaller physician groups and sole practitioners, securing more management service organization ("MSO") and large independent physician association ("IPA") contracts, and through acquisitions. This success was the result of marketing to new clients, the continued development of existing clients, and the introduction of new services and products. Additionally, average overall revenue per client increased primarily because of the Company's continued success in marketing to MSO's, IPA's and other larger local clients. The Company's Enterprise Business Group, which specifically targets national/regional clients, recently obtained contracts of which $2.2 million was recognized as revenue in the three months ended March 31, 1998. In addition, the Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition, none of which occurred during the three months ended March 31, 1997. The Purchased Companies include Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, which together contributed $1.6 of system revenues for the three months ended March 31, 1998.

         The increase in maintenance and other revenue in the three months ended March 31, 1998 was also due to the growth of the Company as a whole, the inclusion of the Other Founding Companies, and the inclusion of the Purchased Companies. The Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition, none of which occurred during the three months ended March 31, 1997. For the three months ended March 31, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, together contributed $0.8 million of maintenance and other revenue. Also, in the three months ended March 31, 1998, the Company recognized approximately $0.4 million in maintenance and other revenue related to national electronic data interchange ("EDI") agreements. The Company obtains a maintenance contract for a minimum of one year with most new systems installed. Therefore, a portion of the Company's maintenance and other revenue is recognized later than billed. Unearned maintenance and other revenue as of March 31, 1998 was $5.7 million and will be recognized in future quarters. The balance of unearned revenues on the accompanying balance sheet represents customer deposits on systems revenue projects. Revenue on these projects will be recognized in future periods as the implementation of the system is completed.

COSTS OF REVENUES, OPERATING EXPENSES, NON-OPERATING ITEMS AND INCOME TAXES

         The following table reflects actual operating expenses for the Company's primary business lines:

                                                                                Three Months
                                                                                ------------
                                                                               Ended March  31,
                                                                               ----------------
                                                                             1997            1998
                                                                                (in millions)
Cost of systems revenue................................................     $  4.2        $  8.6
Cost of maintenance and other revenue..................................        3.7           5.2
                                                                            ------        ------
          Total cost of revenue........................................        7.9          13.8
Selling, general, and administrative...................................        4.3           6.4
Research and development...............................................        0.8           1.0
Depreciation and amortization..........................................        0.3           0.7

Systems gross profit  percentage.......................................       57.3%         52.3%
Maintenance and other gross profit percentage..........................       44.8          45.9
          Total gross profit percentage................................       52.1          50.1


         The increase in systems cost of revenue and maintenance and other cost of revenue for the three months ended March 31, 1998 was due to the growth of systems revenue from the Company as a whole, inclusion of the Other Founding Companies, and the inclusion of the Purchased Companies after their respective acquisition dates. Companion Technologies of Florida, Inc. and Companion Technologies of Texas together contributed $1.0 million of system cost of revenue and $0.3 million of maintenance and other cost of revenue.

         Systems gross profit percentage has decreased as a result of changes in the sales mix of the Company. The Company has grown from revenues generated from sales to end-users. These revenues produce less gross profit than revenues from licensing which, in the three months ended March 31, 1998, is a lesser component as a percentage of total systems revenue than for the three months ended March 31, 1997. Additionally, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, included in the three months ended March 31, 1998 but not in the three months ended March 31, 1997, produced systems gross profit at a rate less than the Company produced in the three months ended March 31, 1997. Lastly, since the Company recognizes license revenues to independent dealers, as the Company acquires these independent dealers, these revenues decline. Maintenance and other gross profit percentage increased as a result of the allocation of costs to a larger basis of revenue and due to Companion Technologies of Florida, Inc. and Companion Technologies of Texas contributing maintenance and other gross profit at a rate greater than the Company contributed in the three months ended March 31, 1997.

         For the three months ended March 31, 1998, the increase in selling, general and administrative expenses was attributable to the growth of the Company as a whole, the inclusion of the Other Founding Companies, and the inclusion of the Purchased Companies. Also included in 1998 were corporate general and administrative expenses related to common administration of a public company and acquisition efforts. As a percent of total revenue for the three months ended March 31, 1998, selling, general and administrative expenses decreased to 23.4% from 26.3% for the three months ended March 31, 1997 due to the Company benefiting from certain efficiencies.

         The increase in research and development expenses of $0.2 million in the three months ended March 31, 1998 resulted from investments in new research and development projects focusing on (i) graphical user interface and relational database technologies for use in future versions of The Medical Manager software; (ii) significant enhancements in the development of the Enterprise Manager modules; (iii) enhancements of an electronic Medical Records module; and
(iv) EDI modules for focusing on pharmaceutical formularies and laboratories.

         Depreciation and amortization expense for the three months ended March 31, 1998 increased as a result of the acquisition of the Purchased Companies and the inclusion of the Other Founding Companies. The Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition, none of which occurred during the three months ended March 31, 1997. Thus, depreciation on the assets acquired with the Purchased Companies was reflected in the three months ended March 31, 1998, while no depreciation expense was reported in the three months ended March 31, 1997 for the Purchased Companies. The Other Founding Companies had goodwill from acquisitions prior to the Mergers, contributing approximately $125,000 in amortization expense in the three months ended March 31, 1998. This goodwill is being amortized over twenty years subsequent to the acquisition date.

         Interest income consisted primarily of interest revenues earned from the investment of the proceeds from the Offering. Interest expense is from notes issued and assumed in the Mergers and the acquisitions of the Acquired
Companies and the Purchased Companies.

         For the three months ended March 31, 1998, primarily the existence of tax exempt income and certain other items resulted in an effective tax rate of 37.6%. For the three months ended March 31, 1997, income taxes were provided considering the S corporation status of various acquired entities and the one-time nonrecurring benefit from the termination of S corporation elections and the corresponding required adoption of SFAS 109 resulting in an effective tax rate of 17.4%.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain selected statements of cash flow information for the periods presented:

                                                                                            Three Months
                                                                                            ------------
                                                                                           Ended March  31,
                                                                                           ----------------
                                                                                           1997         1998
                                                                                             (in millions)
Net cash provided by operations..................................................        $  1.1      $  0.1
Net cash used in investing activities............................................          (9.7)       (1.0)
Net cash provided by (used in) financing activities..............................          26.1        (0.1)
Net increase in cash and cash equivalents........................................          17.4      $ (1.0)

         Substantially all of the cash provided by operating activities for the three months ended March 31, 1998 resulted from net income, reduced by an increase in accounts receivable of $2.5 million and the decrease of accounts payable and accrued liabilities of $1.2 million. The increase in accounts receivable was due to the growth in the volume of sales, coupled with an increase in the percentage of sales made to end-users, which have an extended period of collection as compared to sales to dealers. Accounts payable and accrued liabilities decreased $1.2 million stemming primarily from the payment of current liabilities assumed from the acquisition of the Acquired Companies in the three months ended March 31, 1998.

         As part of the standardization of processes throughout the Company, the Company purchased $0.4 million of software and equipment in the three months ended March 31, 1998 designed to more efficiently provide support to the Company's customers. Investing activities also included the purchase of fixed assets in the ordinary course of business. For the three months ended March 31, 1997, amounts paid, net of cash acquired, for the Other Founding Companies was $9.4 million.

         Cash flows from financing activities, for the three months ended March 31, 1997, included cash flows from the Offering, payments of debt acquired from the Founding Companies and payments of dividends by MMR&D in 1997 prior to the Offering. On February 4, 1997, the Company completed the Offering of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.2 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies, including $35.0 million paid to the sole stockholder of MMR&D. Lastly, cash dividends paid by MMR&D and the Acquired Companies prior to the Offering and their respective purchase dates totaled $2.4 million.

         The Company entered into a $10 million credit line with Barnett Bank of Tampa and executed the credit line agreement on January 14, 1998. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends.

         The Company's cash and cash equivalents were $5.6 million at March 31, 1998. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. These cash equivalents were predominately in U.S. dollar domestic tax-free municipal instruments.

         The Company completed a second underwritten public offering (the "Second Offering") of 1,500,000 shares of common stock on April 23, 1998. Net proceeds to the Company were approximately $42.8 million. The Company believes the net proceeds from the sale of the Common Stock in the Second Offering, together with existing cash and cash equivalents and future funds generated from operations and funds available under its $10 million credit line, will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. The Company's cash and cash equivalents are also available for strategic investment opportunities or other potential cash needs that may arise in the pursuit of the Company's long-term business strategy.

YEAR 2000 COMPLIANCE

         The Company is aware of the issues associated with the programming code in existing computer systems as the next millennium ("Year 2000") approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue.

         The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company deals nationwide. The Company has begun to review software and hardware used internally by the Company in all support systems to determine whether they are Year 2000 compliant. In addition, the Company intends shortly to commence a survey of parties with which it conducts a material amount of business to determine the status of their Year 2000 compliance programs. The Company's objective is to complete this review and survey by June 30, 1998, and then develop solutions to any material date-related deficiencies believed to be present in its computer systems and systems of its major business partners. The Company intends to implement and test these solutions prior to any anticipated impact of the Year 2000 issue on its systems. Any new software, hardware, or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Management is currently assessing the Year 2000 compliance expense and related potential effect on the Company's earnings.

         The Year 2000 issue also creates risk for the Company from problems that may be experienced by customers of its software. With regard to the Company's sales of The Medical Manager practice management system, the Company believes that Version 9 of the system is fully Year 2000 compliant. The Company has undertaken an extensive campaign to notify its installed customer base of the Year 2000 issue as it relates to pre-Version 9 of The Medical Manager system.

If these or other customers experience significant difficulties as a result of the Year 2000 issue, or if the Company encounters difficulties in responding in a timely manner to customer requests to upgrade to Version 9, there could be a material adverse impact on the Company's results of operations, financial condition or business.

NEW ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three month periods ended March 31, 1998 and 1997, there were no components of comprehensive income other than net income.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

         SOP 97-2, Software Revenue Recognition, is effective for fiscal years beginning after December 31, 1997. This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and establishes certain criteria for revenue recognition. The effect of the adoption of SOP 97-2 was not significant to the quarter ended March 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         The Company is not presently involved in any material pending legal proceedings, other than ordinary routine litigation incidental to the conduct of its business.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         In February 1998, the Company acquired MPSS, HCMS and Strategic. The consideration paid by the Company in connection with these acquisitions consisted of 19,717 shares of Common Stock for MPSS, 80,632 shares of Common Stock for HCMS and 30,160 shares of Common Stock for Strategic. All of the shares of Common Stock issued in connections with these acquisitions were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.           OTHER INFORMATION

         Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11.1 Computation of Basic and Diluted Earnings Per Share for the Three Months Ended March 31, 1998

         11.2 Computation of Basic and Diluted Earnings Per Share for the Three Months Ended March 31, 1997

         11.3 Computation of Pro Forma Basic and Diluted Earnings Per Share for the Three Months Ended March 31, 1997

         27.      Financial Data Schedule (filed only electronically with the
                  SEC)

         (b)      Reports on Form 8-K

                  A Current Report of Form 8-K was filed with the Securities and Exchange Commission on January 15, 1998, in connection with the acquisition by the Company of Companion Technologies of Florida, Inc. and Companion Technologies of Texas on December 31, 1997.

                  Current Reports on Form 8-K/A were filed with the Securities and Exchange Commission on March 16, 1998 and March 17, 1998, for the purpose of filing the financial statements of Companion Technologies of Florida, Inc. and Companion Technologies of Texas and the pro forma financial statements reflecting the acquisitions thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MEDICAL MANAGER CORPORATION

                                     By:     /s/ Lee A. Robbins
                                        ---------------------------------------
                                                 Lee A. Robbins
                                     Vice President and Chief Financial Officer


Date   May 15, 1998
    --------------------

                                  EXHIBIT INDEX

Number                     Description of Exhibits
------                     -----------------------
11.1                       Computation of Basic and Diluted Earnings
                           Per Share for the Three Months Ended
                           March 31, 1998

11.2                       Computation of Basic and Diluted Earnings
                           Per Share for the Three Months Ended
                           March 31, 1997

11.3                       Computation of Pro Forma Basic and Diluted
                           Earnings Per Share for the Three Months
                           Ended March 31, 1997

27 Financial Data Schedule (filed only electronically with the SEC)
