Form 10-Q
period 1998-06-30
MEDICAL MANAGER CORP
filed 1998-08-06
CIK 1022147

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
       (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29090

                          MEDICAL MANAGER CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                                   59-3396629
    (State or Other Jurisdiction                         (I.R.S. Employer
  of Incorporation or Organization)                       Identification No.)

     3001 NORTH ROCKY POINT DRIVE EAST, SUITE 400, TAMPA, FLORIDA     33607
          (Address of Principal Executive Offices)                  (Zip Code)

       Registrant's Telephone Number, Including Area Code: (813) 287-2990

                                      N/A
              (Former Name, Former Address and Former Fiscal Year
                         if Changed Since Last Report)

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

There were 21,571,094 shares of the Registrant's common stock outstanding as of August 3, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of Medical Manager Corporation, a Delaware corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim and year-to-date periods reported have been made. The current year financial statements include the results of Medical Practice Support Services, Inc., Health Care Management Solutions, Inc., d/b/a Healthcare Informatics, Inc., Strategic Systems, Inc., Intelligent Concept Ltd. (U.S.A.), Health-Tech Systems, Inc., Healthcare Automation Associates, Inc., and Qualified Technology, Inc., all of which were acquired by the Company or its affiliates during the six months ended June 30, 1998. All of these acquisitions were accounted for using the pooling of interests method of accounting. Prior year financial statements have been restated to reflect the results of these acquisitions.

         In addition, during the three months ended June 30, 1998, the Company acquired substantially all of the assets of Management Integrated Solutions and all of The Medical Manager assets of CSA Provider Services, a division of Blue Cross Blue Shield of Arizona, Inc. These acquisitions were accounted for using the purchase method of accounting. The financial results associated with these acquisitions are reflected after their respective acquisition dates.

         Results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

                          MEDICAL MANAGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       JUNE 30,                 DECEMBER 31,
                                                        1998                        1997
                                                      ---------                 ------------
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $45,016                       $6,725
  Accounts receivable, net                               21,199                       17,315
  Inventory                                               2,503                        2,400
  Prepaid expenses and other current assets               4,133                        2,644
  Deferred income taxes                                     727                          727
                                                       --------                    ---------
            Total current assets                         73,578                       29,811
PROPERTY AND EQUIPMENT, net                               6,487                        5,311
GOODWILL AND OTHER INTANGIBLES, net                      24,356                       23,775
OTHER ASSETS                                              1,483                          121
                                                       --------                    ---------
            Total assets                               $105,904                      $59,018
                                                       ========                    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                          $2,461                       $3,858
  Accounts payable and accrued liabilities                6,755                        7,321
  Customer deposits and deferred maintenance revenue      8,324                        7,921
  Income taxes payable                                        0                          617
                                                       --------                    ---------
            Total current liabilities                    17,540                       19,717
LONG-TERM OBLIGATIONS, net of current maturities          2,128                        4,211
                                                       --------                    ---------
            Total liabilities                            19,668                       23,928
                                                       --------                    ---------
STOCKHOLDERS' EQUITY
  Common stock                                              216                          199
  Additional paid-in capital                             72,715                       29,144
  Retained earnings                                      13,305                        5,747
                                                       --------                    ---------
            Total stockholders' equity                   86,236                       35,090
                                                       --------                    ---------
            Total liabilities and stockholders'
              equity                                   $105,904                      $59,018
                                                       ========                    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,
                                               ---------------------------
                                                 1998             1997
                                               ---------        ----------
Revenue
  Systems                                        $19,630        $12,795
  Maintenance and other                           11,007          8,005
                                                 -------        -------
       Total revenue                              30,637         20,800
                                                 -------        -------
Cost of revenue
  Systems                                          8,864          5,205
  Maintenance and other                            6,080          4,598
                                                 -------        -------
       Total cost of revenue                      14,944          9,803
                                                 -------        -------
       Gross margin                               15,693         10,997
                                                 -------        -------
Operating expenses
  Selling, general and administrative              7,589          6,168
  Research and development                         1,139            812
  Depreciation and amortization                      766            343
                                                 -------        -------
       Total operating expenses                    9,494          7,323
                                                 -------        -------
       Income from operations                      6,199          3,674
Other income (expense)
  Interest expense                                   (11)           (84)
  Interest income                                    382            218
  Other (expense)                                    (15)            42
                                                 -------        -------
Income before income taxes                         6,555          3,850
Income taxes                                       2,345          1,574
                                                 -------        -------
       Net income                                 $4,210         $2,276
                                                 =======        =======

Basic earnings per share                           $0.20          $0.12

Shares used in computing basic earnings per
  share                                           21,083         19,542

Diluted earnings per share                         $0.19          $0.12

Shares used in computing diluted earnings
  per share                                       22,061         19,569


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   SIX MONTHS ENDED     PRO FORMA SIX MONTHS
                                                       JUNE 30,             ENDED JUNE 30,
                                                 -------------------    --------------------
                                                  1998        1997               1997
                                                 -------     -------           -------
Revenue
  Systems                                        $37,967     $22,982           $24,979
  Maintenance and other                           20,849      14,991            16,116
                                                 -------     -------           -------
       Total revenue                              58,816      37,973            41,095
                                                 -------     -------           -------
Cost of revenue
  Systems                                         17,670       9,677            10,806
  Maintenance and other                           11,421       8,480             9,075
                                                 -------     -------           -------
       Total cost of revenue                      29,091      18,157            19,881
                                                 -------     -------           -------
       Gross margin                               29,725      19,816            21,214
                                                 -------     -------           -------
Operating expenses
  Selling, general and administrative             14,313      10,827            11,560
  Research and development                         2,165       1,588             1,610
  Depreciation and amortization                    1,472         622               712
                                                 -------     -------           -------
       Total operating expenses                   17,950      13,037            13,882
                                                 -------     -------           -------
       Income from operations                     11,775       6,779             7,332
Other income (expense)
  Interest expense                                  (122)       (166)             (166)
  Interest income                                    450         358               357
  Other (expense)                                     (1)         68                68
                                                 -------     -------           -------
Income before income taxes                        12,102       7,039             7,591
Income taxes                                       4,466       2,152             2,833
                                                 -------     -------           -------
       Net income                                 $7,636      $4,887            $4,758
                                                 =======     =======           =======

Basic earnings per share                           $0.37       $0.25             $0.24

Shares used in computing basic earnings
  per share                                       20,543      19,542            19,542

Diluted earnings per share                         $0.36       $0.25             $0.24

Shares used in computing diluted earnings
  per share                                       21,482      19,568            19,568




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED JUNE 30,
                                                           -------------------------
                                                              1998            1997
                                                           ----------     ----------
Cash flows from operating activities:
  Net Income                                                   $7,636      $4,887
  Adjustments to reconcile net income to net cash
       provided by operating activities:
  Depreciation and amortization                                 1,472         622
  Deferred income taxes                                             0        (348)
  Realized gains on marketable securities                           0         (52)
  Changes in assets and liabilities, net of
       effects from acquisitions
  Accounts receivable                                          (4,789)     (2,390)
  Inventory                                                      (449)       (295)
  Prepaid expenses and other current assets                    (1,476)       (562)
  Other assets                                                   (569)         52
  Accounts payable and accrued liabilities                       (778)     (1,541)
  Customer deposits and deferred maintenance revenue              687         351
  Income taxes payable                                           (617)        355
                                                              -------     -------
  Net cash provided by operating activities                     1,117       1,079
                                                              -------     -------

Cash flow from investing activities:
  Purchases of investments                                        (30)          0
  Proceeds on sale of investments                                  30         254
  Purchases of property and equipment                          (2,141)       (597)
  Proceeds from sale of property and equipment                      0           7
  Payments for acquisitions made, net of cash acquired            (27)     (9,466)
                                                              -------     -------
  Net cash used in investing activities                        (2,168)     (9,802)
                                                              -------     -------

Cash flow from financing activities:
  Proceeds from the issuance of notes payable                     145         293
  Payments of notes payable                                    (3,704)     (3,466)
  Due to affiliates                                                 0       4,997
  Net proceeds from the issuance of common stock               42,921      58,230
  Payments made to stockholder of MMR&D                             0     (35,062)
  Dividends                                                       (20)     (2,365)
                                                              -------     -------
  Net cash provided by financing activities                    39,342      22,627
                                                              -------     -------

  Net change in cash and cash equivalents                      38,291      13,904
                                                              -------     -------

Cash and cash equivalents:
     Beginning of period                                        6,725       2,877
                                                              -------     -------
     End of period                                            $45,016     $16,781
                                                              =======     =======
Non-cash dividends                                                $58      $2,416


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

     On February 4, 1997, MMC acquired (the "Mergers") simultaneously with the closing of its initial public offering, five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programing, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Midwest, Inc. (formerly Systems Management, Inc.) ("MMMW"). The Mergers were accounted for as a combination of the Founding Companies at historical cost for accounting purposes.

     During the year ended December 31, 1997, MMC executed and closed agreements to acquire 10 resellers (the "1997 Acquired Companies") of The Medical Manager software. These acquisitions were accounted for using the pooling of interests method of accounting. Also during the year ended December 31, 1997, the Company executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of 12 resellers (the "1997 Purchased Companies") of The Medical Manager software. These acquisitions were accounted for using the purchase method of accounting.

     During the six months ended June 30, 1998, the Company executed and closed agreements to acquire the following resellers of The Medical Manager software (the "1998 Acquired Companies"): (i) Medical Practice Support Services, Inc. ("MPSS") based in Pittsburgh, Pennsylvania; (ii) Health Care Management Solutions, Inc. d/b/a Healthcare Informatics, Inc. ("HCMS") based in Springfield, Illinois; (iii) Strategic Systems, Inc. ("Strategic") based in Denver, Colorado; (iv) Intelligent Concept, Ltd. (U.S.A.) ("IC") based in Los Angeles, California; (v) Health-Tech Systems, Inc. ("Health-Tech") based in El Paso, Texas; (vi) Healthcare Automation Associates, Inc. ("HAA") based in Phoenix, Arizona; and (vii) Qualified Technology, Inc. ("Qualified") based in Baton Rouge, Louisiana. The acquisitions of the 1998 Acquired Companies were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the 1998 Acquired Companies consisted of 192,010 shares of the Company's common stock par value $.01 per share (the "Common Stock"). The 1997 Acquired Companies and the 1998 Acquired Companies are referred to collectively as the Acquired Companies.

     On April 4, 1998, the Company executed and closed an agreement to acquire substantially all of the assets of Management Integrated Solutions ("MIS"), a reseller of The Medical Manager software based in Houston, Texas. On June 25, 1998, the Company executed and closed an agreement to acquire The Medical Manager assets of CSA Provider Services ("CSA"), a division of Blue Cross Blue Shield of Arizona, Inc. based in Phoenix, Arizona. The acquisitions of MIS and CSA (the "1998 Purchased Companies") were accounted for using the purchase method of accounting. The aggregate consideration paid for the 1998 Purchased Companies consisted of $54,000 cash and 21,445 shares of the Company's Common Stock. The 1997 Purchased Companies and the 1998 Purchased Companies are referred to collectively as the Purchased Companies.

     MMC, the Founding Companies, the Acquired Companies, and the Purchased Companies are referred to as the Company.

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

     In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented.

     The accompanying consolidated financial statements reflect the results of MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies. After February 4, 1997, the historical financial statements reflect the results of MMC, the Founding Companies and the Acquired Companies. The results of the Purchased Companies are reflected as of their respective acquisition dates.

     The pro forma consolidated results of operations for the six months ended June 30, 1997 reflect the results of MMC, the Founding Companies and the Acquired Companies from January 1, 1997, as though the Mergers had occurred on January 1, 1997. The results of the Purchased Companies are reflected as of their respective acquisition dates.

     Revenue Recognition. Revenue from software licenses is recognized upon sale and shipment. For the three and six months ended June 30, 1997, revenue from the sale of systems was recognized when the system was installed and when the related client training was completed, as established in Statement of Position 91-1, Software Revenue Recognition. Beginning January 1, 1998, revenue from the sale of systems is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). The effect of the adoption of SOP 97-2 was not significant to the Company's results of operations for the three or six months ended June 30, 1998. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as the services are provided. Certain expenses are allocated between the cost of revenue for systems and cost of revenue for maintenance and other based upon revenue, which basis management believes to be reasonable.

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three and six month periods ended June 30, 1998 and 1997, there were no components of comprehensive income other than net income.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and interim information is required to be reported on the basis that it is used internally for evaluating performance of and allocation of resources to operating segments. The Company has not yet determined to what extent the standard will impact its current practice of reporting operating segment information.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the three and six month periods ended June 30, 1998 and 1997, there was no impact on the Company's financial statements as the Company does not have any postretirement benefits.

     SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not maintain any derivative investments nor does it conduct any hedging activities, therefore, there is no impact on the three or six month periods ended June 30, 1998 and 1997.

     Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, which is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company does not develop any internal use software, therefore, management does not believe that there will be any impact on the Company's financial statements.

3. UNAUDITED PRO FORMA INCOME TAX INFORMATION

     Prior to their acquisition, several of the companies (the "S Corporations") acquired by the Company during the year ended December 31, 1997 and during the six months ended June 30, 1998 were S corporations and, accordingly, the combined historical financial statements of the Company did not reflect a provision for income taxes for the S Corporations, as income taxes were the responsibility of the S Corporations' individual stockholders. Effective upon their acquisition, the S Corporations terminated their S corporation status. The following unaudited pro forma income tax information (in thousands), based on historical information, is presented in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), as if the S Corporations had each been a C corporation subject to federal and state income taxes throughout the periods presented.

                                                  THREE MONTHS ENDED
                                                     JUNE 30,
                                            -------------- --- -------
                                                1998         1997
                                            ------------  ------------
Income before provision for income taxes..... $ 6,555       $ 3,850
Provision for income taxes...................  (2,345)       (1,455)
Pro forma net income......................... $ 4,210       $ 2,395

                                                   SIX MONTHS ENDED
                                                      JUNE 30,
                                            ----------- --------------
                                               1998             1997
                                            ------------     ---------
Income before provision for income taxes..    $ 12,102       $  7,039
Provision for income taxes................      (4,466)        (2,620)
Pro forma net income......................    $  7,636       $  4,419


4. SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

     The acquisitions of the Acquired Companies discussed in Note 1 have been accounted for using the pooling of interests method of accounting, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $1,404,000 for the period from April 1, 1998 through their respective acquisition dates and revenues of $3,948,000 for the period from January 1, 1998 through their respective acquisition dates. The Acquired Companies generated revenues of $7,095,000 for the year ended December 31, 1997. Net income of the Acquired Companies was $324,000 for the period from April 1, 1998 through their respective acquisitions dates and $610,000 for the period from January 1, 1998 through their respective acquisition dates. The Acquired Companies had a net loss of $819,000 for the year ended December 31, 1997. Changes in the Acquired Companies' stockholders' equity was $73,000 for the period from April 1, 1998 through their respective acquisition dates and $78,000 for the period from January 1, 1998 through their respective acquisition dates. Changes in the Acquired Companies' stockholders' equity was $106,000 for the year ended December 31, 1997.

     The acquisitions of the 1998 Purchased Companies discussed in Note 1 were accounted for using the purchase method of accounting, and accordingly the consolidated financial statements reflect the results of operations for the 1998 Purchased Companies only since their respective dates of acquisition. The impact of the 1998 Purchased Companies on revenues, net income, and earnings per share is not considered significant.

5. EARNINGS PER SHARE

         Basic and diluted earnings per share for the three and six months ended June 30, 1998 are calculated as set forth below (in thousands, except per share data):


                                                THREE MONTHS       SIX MONTHS
                                                    ENDED            ENDED
                                                JUNE 30, 1998     JUNE 30, 1998
                                                -------------     -------------
Net Income                                          $4,210           $7,636
                                                    ======           ======
BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding          21,083           20,543
                                                    ======           ======

Basic earnings per share                             $0.20            $0.37
                                                    ======           ======

DILUTED EARNINGS PER SHARE:

Weighted average common shares outstanding          21,083           20,543
Common equivalent shares:
    Stock options                                      978              939
                                                    ------           ------
Diluted shares                                      22,061           21,482
                                                    ======           ======

Diluted earnings per share                           $0.19            $0.36
                                                    ======           ======


6. COMMITMENTS AND CONTINGENCIES

         On June 17, 1998, a lawsuit was served against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. The lawsuit, captioned Robert Courtney, D.O. v. Medical Manager Corporation, filed in the Superior Court of New Jersey, Atlantic County, and removed to the Federal Court for the District of New Jersey, seeks compensatory damages and equitable and injunctive relief. The plaintiff purports to sue on behalf of himself and others similarly situated. The Company believes that this lawsuit is without merit and intends to vigorously defend against the suit. No loss provision has been reflected in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this filing.

OVERVIEW

     This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act"). All statements contained in this filing, other than statements of historical fact, may be considered forward-looking statements. Such statements are based on current plans and expectations of the Company and involve risks and uncertainties that could cause future activities and actual results of operations to be materially different from those set forth in the forward-looking statements. The Company's actual results may differ due to factors including, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions, uncertainties relating to the ongoing development of the Company's software and the Year 2000 issue, variations in stock prices, changes in government regulations, competition, risks of operations and growth and integration of newly acquired businesses. Forward-looking information provided by the Company under the Reform Act should be evaluated in the context of the foregoing factors and the other information included in this filing and other filings made by the Company with the Securities and Exchange Commission. The Company expressly disclaims any intent or obligation to update these forward looking statements.

     On February 4, 1997, Medical Manager Corporation ("MMC") acquired (the "Mergers") simultaneously with the closing of its initial public offering of Common Stock (the "IPO") five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Midwest, Inc. (formerly Systems Management, Inc.) ("MMMW").

     Subsequent to the IPO, MMC and the Founding Companies executed and closed agreements to acquire seventeen resellers of The Medical Manager software (the "Acquired Companies"). The acquisitions of the Acquired Companies were accounted for using the pooling of interests method of accounting.

     Also subsequent to the IPO, MMC and the Founding Companies executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of fourteen resellers of The Medical Manager software (the "Purchased Companies"). All of the acquisitions of the Purchased Companies were accounted for using the purchase method of accounting.

     MMC, the Founding Companies, the Acquired Companies and the Purchased Companies are referred to collectively as the Company.

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS

     The financial information referenced below includes MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's merger with the Founding Companies, after which the financial information referenced below reflects the results of MMC, MMR&D, the Acquired Companies, and the Founding Companies other than MMR&D (the "Other Founding Companies"). The results of the Purchased Companies are reflected subsequent to their respective acquisition dates.

REVENUES

     The following table reflects actual revenues for the Company's primary business lines:

                                                   THREE MONTHS
                                                   ENDED JUNE 30,
                                               -------------------
                                                 1998        1997
                                               -------     -------
                                                   (in millions)
Systems......................................  $  19.6     $  12.8
Maintenance and other........................     11.0         8.0
                                               -------     -------
          Total..............................  $  30.6     $  20.8
                                               =======     =======
Systems percentage of total..................     64.1%       61.5%
Maintenance and other percentage of total....     35.9%       38.5%

                                                    SIX MONTHS
                                                    ENDED JUNE 30,
                                               -------------------
                                                 1998         1997
                                               -------     -------
                                                  (in millions)
Systems......................................  $  38.0     $  23.0
Maintenance and other........................     20.8        15.0
                                               -------     -------
          Total..............................  $  58.8     $  38.0
                                               =======     =======
Systems percentage of total..................     64.6%       60.5%
Maintenance and other percentage of total....     35.4%       39.5%

     The increase in systems revenue for the three and six months ended June 30, 1998 was due to the growth of the Company as a whole, the inclusion of the Purchased Companies from their respective acquisition dates, and the inclusion of the Other Founding Companies beginning on February 5, 1997. An increase in systems sales volume, combined with an increase in the size of individual systems projects, were contributing factors in the Company's systems revenue growth. In addition, overall revenue increased because of the Company's continued success in marketing to smaller physician groups and sole practitioners, securing more management service organization

("MSO") and large independent practice associations ("IPA") contracts, and through acquisitions. This success was the result of marketing to new clients, the continued development of existing clients, and the introduction of new services and products. Additionally, average overall revenue per client increased primarily because of the Company's continued success in marketing to MSO's, IPA's and other larger local clients. The Company's Enterprise Business Group, which specifically targets national/regional clients, recently obtained contracts from which $2.2 million of revenue was recognized in the six months ended June 30, 1998. In addition, the Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition, none of which occurred during the six months ended June 30, 1997. The Purchased Companies include Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, which together contributed $1.7 of system revenues for the three months ended June 30, 1998 and $3.3 of system revenues for the six months ended June 30, 1998.

     The increase in maintenance and other revenue in the three and six months ended June 30, 1998 was also due to the growth of the Company as a whole, the inclusion of the Other Founding Companies, and the inclusion of the Purchased Companies. The Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition, none of which occurred during the six months ended June 30, 1997. For the three months ended June 30, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, together contributed $0.8 million of maintenance and other revenue. For the six months ended June 30, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas together contributed $1.6 million of maintenance and other revenue. Also, in the three and six months ended June 30, 1998, the Company earned approximately $0.3 million and $0.7 million, respectively, in maintenance and other revenue related to national electronic data interchange ("EDI") agreements. The Company obtains a maintenance contract for a minimum of one year with most new systems installed. Therefore, a portion of the Company's maintenance and other revenue is recognized later than billed. Unearned maintenance and other revenue as of June 30, 1998 was $4.0 million and will be recognized in future quarters. The balance of unearned revenues on the accompanying balance sheet represents customer deposits on systems implementation projects. Revenue on these projects will be recognized in future periods as the implementation of the system is completed.

COSTS OF REVENUES, OPERATING EXPENSES, NON-OPERATING ITEMS AND INCOME TAXES

         The following table reflects actual operating expenses for the Company's primary business lines:

                                                       THREE MONTHS
                                                       ENDED JUNE 30,
                                                       --------------
                                                     1998        1997
                                                   -------     -------

                                                       (in millions)
Cost of systems revenue .........................  $   8.9     $   5.2
Cost of maintenance and other revenue ...........      6.1         4.6
                                                   -------     -------
          Total cost of revenue..................     15.0         9.8
Selling, general, and administrative.............      7.6         6.2
Research and development.........................      1.1         0.8
Depreciation and amortization....................      0.8         0.3

Systems gross profit percentage..................     54.8%       59.3%
Maintenance and other gross profit percentage....     44.8        42.6
          Total gross profit percentage..........     51.2        52.9

                                                        SIX MONTHS
                                                       ENDED JUNE 30,
                                                       --------------
                                                     1998        1997
                                                   -------     -------

                                                       (in millions)
Cost of systems revenue .........................  $  17.7     $   9.7
Cost of maintenance and other revenue ...........     11.4         8.5
                                                   -------     -------
          Total cost of revenue..................     29.1        18.2
Selling, general, and administrative.............     14.3        10.8
Research and development.........................      2.2         1.6
Depreciation and amortization....................      1.5         0.6

Systems gross profit percentage.................      53.5%       57.9%
Maintenance and other gross profit percentage....     45.2        43.4
          Total gross profit percentage..........     50.5        52.2

     The increase in systems cost of revenue and maintenance and other cost of revenue for the three and six months ended June 30, 1998 was due to the growth of systems revenue from the Company as a whole and the inclusion of the Purchased Companies after their respective acquisition dates. Companion Technologies of Florida, Inc. and Companion Technologies of Texas together contributed $1.4 million of systems cost of revenue and $0.5 million of maintenance and other cost of revenue for the three months ended June 30, 1998. For the six months ended June 30, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas together contributed $2.4 million of systems cost of revenue and $0.8 million of maintenance and other cost of revenue.

     Systems gross profit percentage has decreased as a result of changes in the sales mix of the Company. The Company has grown primarily from sales to end-users. These revenues produce less gross profit than revenues from licensing, which accounted for a smaller percentage of total systems revenue in the three months ended June 30, 1998 than for the three months ended June 30, 1997. Additionally, the Company recognizes license revenues to independent dealers and as the Company acquires these independent dealers, such revenues decline. Lastly, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, included in the three and six months ended June 30, 1998 but not in the three and six months ended June 30, 1997, produced systems gross profit at a rate less than the Company produced in the three and six months ended June 30, 1997. Maintenance and other gross profit percentage increased as a result of the allocation of costs to a larger basis of revenue and due to Companion Technologies of Florida, Inc. and Companion Technologies of Texas contributing maintenance and other gross profit at a rate greater than the Company contributed in the six months ended June 30, 1997.

     For the three months ended June 30, 1998, the increase in selling, general and administrative expenses was attributable to the growth of the Company as a whole, the inclusion of the Other Founding Companies, and the inclusion of the Purchased Companies from their respective dates of acquisition. As a percent of total revenue for the three months ended June 30, 1998, selling, general, and administrative expenses decreased to 24.8% from 29.7% for the three months ended June 30, 1997 due to the Company benefitting from certain efficiencies.

     The increase in research and development expenses of $.3 million in the three months ended June 30, 1998 and $0.4 million in the six months ended June 30, 1998 resulted from investments in new research and development projects focusing on (i) graphical user interface and relational database technologies for use in future versions of The Medical Manager software; (ii) significant enhancements in the development of the MSO Enterprise Manager modules; (iii) enhancements of an electronic medical records module; and (iv) EDI modules for focusing on pharmaceutical formularies and laboratories.

     Depreciation and amortization expense for the three and six months ended June 30, 1998 increased as a result of the acquisition of the Purchased Companies and the inclusion of the Other Founding Companies. The Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition, none of which occurred during the six months ended June 30, 1997. Thus, depreciation on the assets acquired and amortization expense on the goodwill recorded in connection with the Purchased Companies was reflected in the three and six months ended June 30, 1998, while no depreciation expense or amortization expense for the Purchased Companies was reflected in the three and six months ended June 30, 1997. The Other Founding Companies had goodwill from acquisitions prior to the Mergers, contributing approximately $250,000 in amortization expense in the six months ended June 30, 1998. This goodwill is being amortized over twenty years subsequent to the acquisition date.

     Interest income consisted primarily of interest revenues earned from the investment of the proceeds from the IPO and the Company's second underwritten public offering, which occurred in April 1998 ("Second Offering") of Common Stock. Interest expense is from notes issued and assumed in connection with the Mergers and the acquisitions of the Acquired Companies and the Purchased Companies.

     For the three months ended June 30, 1998, the existence of tax exempt interest income and certain other items resulted in an effective tax rate of 35.8%. For the three months ended June 30, 1997, income taxes were provided considering the S corporation status of various acquired entities and the one-time nonrecurring benefit from the termination of S corporation elections and the corresponding required adoption of SFAS 109 resulting in an effective tax rate of 40.9%.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

     The pro forma consolidated statement of operations presents the Company as if the Mergers occurred on January 1, 1997. For the thirty-five day period ended February 4, 1997, the date the Mergers were consummated, the Other Founding Companies added $3.1 million in revenue, $1.4 million of gross profit, and $0.5 million of net loss.

     Certain transactions included in the statements of operations for the Other Founding Companies for the thirty five day period ended February 4, 1997 have been eliminated including the elimination of restructuring charges taken in connection with the IPO and the reduction in compensation paid to certain stockholders of the Founding Companies. In addition, certain adjustments were made to the pro forma statement of operations to reflect expenses which would have been incurred by the Company had the Mergers occurred on January 1, 1997.

     As a result, for the six months ended June 30, 1997, the Company's pro forma revenue was $41.1 million, total pro forma gross margin was $21.2 million, and pro forma net income was $4.8 million. Although pro forma revenues and gross profits increased from actual results, pro forma net income decreased $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain selected statements of cash flow information for the periods presented:

                                                   SIX MONTHS
                                                  ENDED JUNE 30,
                                                ------------------
                                                 1998        1997
                                                ------      ------
                                                  (in millions)
Net cash provided by operations                $   1.1     $   1.1
Net cash used in investing activities             (2.2)       (9.8)
Net cash provided by financing activities         39.3        22.6
Net increase in cash and cash equivalents         38.3        13.9

     Substantially all of the cash provided by operating activities for the six months ended June 30, 1998 resulted from net income, reduced by an increase in accounts receivable of $4.8 million and an increase in prepaid expenses and other current assets of $1.5 million. The increase in accounts receivable was due to the growth in the volume of sales, coupled with an increase in the percentage of sales made to end-users, which have an extended period of collection as compared to sales to dealers. The increase in prepaid expenses and other current assets was primarily due to a prepaid deposit on federal income taxes of approximately $0.5 million.

     The Company purchased $0.6 million of software and equipment in the six months ended June 30, 1998 to help the Company more efficiently provide support to its customers. The Company also purchased certain furniture, fixtures, and computer equipment related to the consolidation of facilities acquired through acquisition. Investing activities also included the purchase of fixed assets in the ordinary course of business. Lastly, for the six months ended June 30, 1997, amounts paid, net of cash acquired, for the Other Founding Companies was $9.5 million.

     Cash flows from financing activities, for the six months ended June 30, 1998, included the net proceeds of approximately $42.3 million from the Second Offering. For the six months ended June 30, 1997, cash flows from financing activities included cash flows from the IPO, payments of debt acquired from the Founding Companies and payments of dividends by MMR&D in 1997 prior to the IPO. On February 4, 1997, the Company completed the IPO of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.2 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies, including $35.0 million paid to the sole stockholder of MMR&D. Lastly, cash dividends paid by MMR&D and the Acquired Companies prior to the IPO and their respective purchase dates totaled $2.4 million.

     The Company entered into a $10 million credit line with Barnett Bank of Tampa and executed the credit line agreement on January 14, 1998. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends.

     The Company's cash and cash equivalents were $45.0 million at June 30, 1998. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. These cash equivalents were predominately in U.S. dollar domestic tax-free municipal instruments.

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

     The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company deals nationwide. The Company has reviewed software and hardware used internally by the Company in its support systems to determine whether such software and hardware is Year 2000 compliant. In addition, the Company has commenced a survey of parties with which it conducts a material amount of business to determine the status of their Year 2000 compliance programs. The Company's objective is to develop solutions to any material date-related deficiencies believed to be present in its computer systems and systems of its major business partners, as identified in the survey. The Company intends to implement and test these solutions prior to any anticipated impact of the Year 2000 issue on its systems. Any new software, hardware, or support systems implemented in the future will be Year 2000 compliant or will have updates or upgrades or replacements available before the Year 2000 to enable the system to be Year 2000 compliant. Because the Company is currently assessing the expense and related potential effect of Year 2000 compliance on the Company's results of operations, financial condition and business, it cannot provide any assurance that the effect will not be material.

     The Year 2000 issue also creates risk for the Company from problems that may be experienced by customers of its software. While the Company believes that Version 9 of The Medical Manager practice management system, which was commercially released in November 1997, is Year 2000 compliant, prior versions of the system are not. The Company has encouraged users of pre-Version 9 versions of The Medical Manager software to upgrade to Version 9 in order to become Year 2000 compliant. If these or other customers experience significant difficulties as a result of the Year 2000 issue, or if the Company encounters difficulties in responding in a timely manner to customer requests to upgrade to Version 9, there could be a material adverse impact on the Company's results of operations, financial condition or business.

     A lawsuit has been brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. The Company believes that this lawsuit is without merit and intends to vigorously defend against the suit. See Part II, Item 1, "Legal Proceedings."

NEW ACCOUNTING PRONOUNCEMENTS

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

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the three and six month periods ended June 30, 1998 and 1997, there was no impact on the Company's financial statements as the Company does not have any postretirement benefits.

     SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not maintain any derivative investments nor does it conduct any hedging activities, therefore, there is no impact on the three or six month periods ended June 30, 1998 and 1997.

     Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, which is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company does not develop any internal use software, therefore, management does not believe that there will be any impact on the Company's financial statements.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On June 17, 1998, a lawsuit was served against the Company alleging Year 2000 issues regarding The Medical Manager software versions prior to Version
9.0. The lawsuit, captioned Robert Courtney, D.O. v. Medical Manager Corporation, filed in the Superior Court of New Jersey, Atlantic County, and removed to the Federal Court for the District of New Jersey, seeks compensatory damages and equitable and injunctive relief. The plaintiff purports to sue on behalf of himself and others similarly situated. The Company believes that this lawsuit is without merit and intends to vigorously defend against the suit.

     The Company is not presently involved in any other material pending legal proceedings, other than ordinary routine litigation incidental to the conduct of its business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the six months ended June 30, 1998, the Company acquired MPSS, HCMS and Strategic, each a reseller of The Medical Manager software. The consideration paid by the Company in connection with these acquisitions consisted of 19,717 shares of Common Stock for MPSS, issued February 20, 1998, 80,632 shares of Common Stock for HCMS, issued February 27, 1998, and 30,160 shares of Common Stock for Strategic, issued February 28, 1998. All of the shares of Common Stock issued in connection with these acquisitions were issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 9, 1998, and the following proposals were approved at that meeting:

     1. The re-election of Richard W. Mehrlich, Raymond Kurzweil and Chris A. Peifer to serve on the Company's Board of Directors until the 2001 Annual Meeting of Stockholders or until the election and qualification of their respective successors. The terms of Michael A. Singer, John H. Kang, Frederick
B. Karl and Courtney Jones also continued after the meeting.;

     2. The amendment of the Company's 1996 Long-Term Incentive Plan to increase from 10% to 12% the percentage of the Company's issued and outstanding shares of Common Stock for which options may be granted from time to time; and

     3. The ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1998.

     The results of the voting of these proposals were as follows:

                                                                                   WITHHELD/
                                                  FOR             AGAINST           ABSTAIN        BROKER NON-VOTE
                                            ----------------- ---------------- ------------------  ----------------
1. Election of Directors                      19,059,599              ---             91,231         2,331,865
    Richard W. Mehrlich                       19,059,599              ---             91,231         2,331,865
    Raymond Kurweil                           19,075,139              ---             75,691         2,331,865
    Chris A. Peifer                           19,075,139              ---             75,691         2,331,865
2. Amendment of 1996 Long-
    Term Incentive Plan                       18,307,990          828,519             14,321         2,331,865
3. Ratification of Coopers &
    Lybrand L.L.P. as auditors                19,133,823           10,389              6,618         2,331,865

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11.1 Computation of Basic and Diluted Earnings Per Share for the Three and Six Months Ended June 30, 1998

         11.2 Computation of Basic and Diluted Earnings Per Share for the Three and Six Months Ended June 30, 1997

         11.3 Computation of Pro Forma Basic and Diluted Earnings Per Share for the Six Months Ended June 30, 1997

         27. Financial Data Schedule (filed only electronically with the SEC)


         (b)      Reports on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 27, 1998, to disclose the press release issued by the Company related to the Company's unaudited operating results for the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            MEDICAL MANAGER CORPORATION

                                            By:   /s/ Lee A. Robbins
                                                ---------------------------
                                            Lee A. Robbins
                                            Vice President and
                                            Chief Financial Officer


Date: August 6, 1998

                                 EXHIBIT INDEX

Number                     Description of Exhibits
------                     -----------------------

11.1 Computation of Basic and Diluted Earnings Per Share for the Three and Six Months Ended June 30, 1998

11.2 Computation of Basic and Diluted Earnings Per Share for the Three and Six Months Ended June 30, 1997

11.3 Computation of Pro Forma Basic and Diluted Earnings Per Share for the Six Months
                           Ended June, 1997

27 Financial Data Schedule (filed only electronically with the SEC)