Form 10-Q
period 1998-09-30
MEDICAL MANAGER CORP
filed 1998-11-13
CIK 1022147

===============================================================================



                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
       (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]: No [ ]

There were 21,974,700 shares of the Registrant's common stock outstanding as of November 6, 1998.



===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of Medical Manager Corporation, a Delaware corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim and year-to-date periods reported have been made. The current year financial statements include the results of Medical Practice Support Services, Inc., Health Care Management Solutions, Inc., d/b/a Healthcare Informatics, Inc., Strategic Systems, Inc., Intelligent Concept Ltd. (U.S.A.), Health-Tech Systems, Inc., Healthcare Automation Associates, Inc., Qualified Technology, Inc., Medical Systems, Inc., Prism Microcomputers, Inc., Advantage Medical Systems, Inc., and Medical Design and Images, Inc., all of which were acquired by the Company or its affiliates during the nine months ended September 30, 1998. All of these acquisitions were accounted for using the pooling of interests method of accounting. Prior period financial statements have been restated to reflect the results of these acquisitions.

         In addition, during the nine months ended September 30, 1998, the Company acquired substantially all of the assets of Management Integrated Solutions and LLBC Enterprises, Inc. and all of The Medical Manager assets of CSA Provider Services, a division of Blue Cross Blue Shield of Arizona, Inc., and Wahltek, Inc. These acquisitions were accounted for using the purchase method of accounting. The financial results associated with these acquisitions are reflected after their respective acquisition dates.

         Results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

                          MEDICAL MANAGER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    September 30,   December 31,
                                                        1998           1997
                                                    -------------   ------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                           $48,530        $6,848
    Accounts receivable, net                             24,838        17,441
    Inventory                                             2,713         2,518
    Prepaid expenses and other current assets             1,665         2,789
    Deferred income taxes                                   727           727
                                                       --------       -------
              Total current assets                       78,474        30,323

PROPERTY AND EQUIPMENT, net                               7,485         5,713
GOODWILL AND OTHER INTANGIBLES, net                      24,691        23,775
OTHER ASSETS                                              1,466           124
                                                       --------       -------
              Total assets                             $112,116       $59,935
                                                       ========       =======


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                        $2,518        $4,580
    Accounts payable and accrued liabilities              8,797         7,983
    Customer deposits and deferred maintenance revenue    7,608         8,686
    Income taxes payable                                    881           617
                                                        -------       -------
              Total current liabilities                  19,804        21,866

LONG-TERM OBLIGATIONS, net of current maturities          2,274         4,221
                                                        -------       -------
              Total liabilities                          22,078        26,087

STOCKHOLDERS' EQUITY
    Common stock                                            218           201
    Additional paid-in capital                           73,417        29,407
    Retained earnings                                    16,403         4,240
                                                        -------       -------
              Total stockholders' equity                 90,038        33,848
                                                        -------       -------

              Total liabilities and stockholders'      $112,116       $59,935
                                                       ========       =======


  The accompanying notes are an integral part of these consolidated financial statements.

                         MEDICAL MANAGER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         Three Months Ended
                                                           September 30,
                                                         -------------------
                                                          1998         1997
                                                         ------       ------
Revenue
    Systems                                             $23,201       $13,275
    Maintenance and other                                12,032         9,830
                                                        -------       -------
         Total revenue                                   35,233        23,105
Cost of revenue
    Systems                                              10,784         6,340
    Maintenance and other                                 6,537         5,220
                                                        -------       -------
         Total costs of revenue                          17,321        11,560
                                                        -------       -------
         Gross margin                                    17,912        11,545
Operating expenses
    Selling, general and administrative                   9,252         6,454
    Research and development                              1,201           805
    Depreciation and amortization                           909           447
                                                        -------       -------
         Total operating expenses                        11,362         7,706
                                                        -------       -------
         Income from operations                           6,550         3,839
Other income (expense)
    Interest expense                                        (18)          (34)
    Interest income                                         540           156
    Other (expense)                                         (23)           26
                                                        -------       -------
Income before income taxes                                7,049         3,987

Income taxes                                              2,564         1,705
                                                        -------       -------
         Net income                                     $ 4,485       $ 2,282
                                                        =======       =======


Basic earnings per share                                  $0.21         $0.12

Shares used in computing basic earnings per share        21,752        19,819

Diluted earnings per share                                $0.20         $0.11

Shares used in computing diluted earnings per share      22,581        20,500



  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                 Pro Forma Nine
                                             Nine Months Ended    Months Ended
                                               September 30,      September 30,
                                             ------------------    -------------
                                              1998        1997         1997
                                             ------      ------       ------
Revenue
    Systems                                 $62,049     $36,986      $38,982
    Maintenance and other                    34,170      26,082       27,207
                                            -------     -------      -------
         Total revenue                       96,219      63,068       66,189
Cost of revenue
    Systems                                  28,983      16,375       17,503
    Maintenance and other                    18,660      14,372       14,967
                                            -------     -------      -------
         Total costs of revenue              47,643      30,747       32,470
                                            -------     -------      -------
         Gross margin                        48,576      32,321       33,719
Operating expenses
    Selling, general and administrative      24,299      18,101       18,834
    Research and development                  3,366       2,393        2,415
    Depreciation and amortization             2,417       1,090        1,180
                                            -------     -------      -------
         Total operating expenses            30,082      21,584       22,429
                                            -------     -------      -------
         Income from operations              18,494      10,737       11,290
Other income (expense)
    Interest expense                           (162)       (252)        (252)
    Interest income                             989         514          514
    Other (expense)                             (23)         78           78
                                            -------     -------      -------
Income before income taxes                   19,298      11,077       11,630

Income taxes                                  7,056       3,857        4,334
                                            -------     -------      -------
         Net income                         $12,242     $ 7,220      $ 7,296
                                            =======     =======      =======


Basic earnings per share                      $0.58       $0.37        $0.37

Shares used in computing basic earnings
         per share                           21,073      19,734       19,734

Diluted earnings per share                    $0.56       $0.36        $0.36

Shares used in computing diluted earnings
         per share                           21,986      20,041       20,041



  The accompanying notes are an integral part of these consolidated financial statements.

                          MEDICAL MANAGER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                          1998            1997
                                                         ------          ------
Cash flows from operating activities:
    Net Income                                          $12,242        $  7,220
    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
    Depreciation and amortization                         2,417           1,090
    Deferred income taxes                                     0            (348)
    Loss on sale of property and equipment                    0               6
    Realized gains on marketable securities                   0             (52)
    Changes in assets and liabilities,
          net of effects from acquisitions:
    Accounts receivable                                  (7,771)         (4,120)
    Inventory                                              (537)           (584)
    Prepaid expenses and other current assets             1,129            (876)
    Other assets                                         (1,346)            118
    Accounts payable and accrued liabilities                607          (2,325)
    Customer deposits and deferred maintenance revenue     (941)           (166)
    Income taxes payable                                    264             170
                                                        -------        --------
     Net cash provided by operating activities            6,064             133

Cash flow from investing activities:
    Purchases of investments                                (30)              0
    Proceeds on sale of investments                          30             264
    Purchases of property and equipment                  (2,826)           (881)
    Proceeds from sale of property and equipment              0              30
    Payments for acquisitions made, net of cash
         acquired                                          (509)        (10,930)
                                                        -------        --------
     Net cash used in investing activities               (3,335)        (11,517)

Cash flow from financing activities:
    Proceeds from the issuance of notes payable             145             314
    Payments of notes payable                            (4,558)         (5,550)
    Due to affiliates                                         0           4,997
    Net proceeds from the issuance of common stock       43,386          58,270
    Payments made to stockholder of R&D                       0         (35,062)
    Dividends                                               (20)         (2,371)
                                                        -------        --------
     Net cash provided by financing activities           38,953          20,598

Net change in cash and cash equivalents                  41,682           9,214
Cash and cash equivalents:
     Beginning of period                                  6,848           3,106
                                                        -------        --------
     End of period                                      $48,530        $ 12,320
                                                        =======        ========

Non-cash dividends                                      $    58        $  2,416



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

     On February 4, 1997, MMC acquired (the "Mergers") simultaneously with the closing of its initial public offering, five companies (the "Founding Companies"): Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), Medical Manager Southeast, Inc. (formerly National Medical Systems, Inc.) ("MMSE"), Medical Manager Northeast, Inc. (formerly RTI Business Systems, Inc.) ("MMNE") and Medical Manager Midwest, Inc. (formerly Systems Management, Inc.) ("MMMW"). The Mergers were accounted for as a combination of the Founding Companies at historical costs for accounting purposes.

     During the year ended December 31, 1997, MMC or its affiliates executed and closed agreements to acquire 10 resellers (the "1997 Acquired Companies") of The Medical Manager software. These acquisitions were accounted for using the pooling of interests method of accounting. Also during the year ended December 31, 1997, MMC or its affiliates executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of 12 resellers (the "1997 Purchased Companies") of The Medical Manager software. These acquisitions were accounted for using the purchase method of accounting.

     During the nine months ended September 30, 1998, MMC or its affiliates executed and closed agreements to acquire the following resellers of The Medical Manager software (the "1998 Acquired Companies"): (i) Medical Practice Support Services, Inc. ("MPSS") based in Pittsburgh, Pennsylvania; (ii) Health Care Management Solutions, Inc. d/b/a Healthcare Informatics, Inc. ("HCMS") based in Springfield, Illinois ; (iii) Strategic Systems, Inc. ("Strategic") based in Denver, Colorado; (iv) Intelligent Concept, Ltd. (U.S.A.) ("IC") based in Los Angeles, California; (v) Health-Tech Systems, Inc. ("Health-Tech") based in El Paso, Texas; (vi) Healthcare Automation Associates, Inc. ("HAA") based in Phoenix, Arizona; (vii) Qualified Technology, Inc. ("Qualified") based in Baton Rouge, Louisiana; (viii) Medical Systems, Inc. ("MSI") based in Dallas, Texas;
(ix) Prism Microcomputers, Inc. ("Prism") based in Fairfax, Virginia; (x) Advantage Medical Systems, Inc. ("Advantage") based in Hurricane, West Virginia; and (xi) Medical Design and Images, Inc. ("Medical Design") based in Austin, Texas. The acquisitions of the 1998 Acquired Companies were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the 1998 Acquired Companies consisted of 336,582 shares of MMC's common stock par value $.01 per share (the "Common Stock"). The 1997 Acquired Companies and the 1998 Acquired Companies are referred to collectively as the Acquired Companies.

     On April 4, 1998, MMC or it affiliates executed and closed an agreement to acquire substantially all of the assets of Management Integrated Solutions ("MIS"), a reseller of The Medical Manager software based in Houston, Texas. On June 25, 1998, the Company executed and closed an agreement to acquire The Medical Manager assets of CSA Provider Services ("CSA"), a division of Blue Cross Blue Shield of Arizona, Inc. based in Phoenix, Arizona. On September 21, 1998, the Company executed and closed an agreement to acquire substantially all of the assets of LLBC Enterprises, Inc. ("LLBC"), a reseller of The Medical Manager software based in San Antonio, Texas. On September 1, 1998, the Company executed and closed an agreement to acquire The Medical Manager assets of Wahltek, Inc., a reseller of The Medical Manager software based in Des Moines, Iowa. The acquisitions of MIS, CSA, LLBC, and Wahltek (the "1998 Purchased Companies") were accounted for using the purchase method of accounting. The aggregate consideration paid for the 1998 Purchased Companies consisted of 21,445 shares of MMC's Common Stock and $522,500 in cash. The 1997
Purchased Companies and the 1998 Purchased Companies are referred to collectively as the Purchased Companies.

     MMC, the Founding Companies, the Acquired Companies and the Purchased Companies are referred to as the Company.

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

     The accompanying consolidated financial statements reflect the results of MMC, MMR&D, and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies. After February 4, 1997, the historical financial statements reflect the results of MMC, the Founding Companies and the Acquired Companies. The results of the Purchased Companies are reflected as of their respective acquisition dates.

     The pro forma consolidated results of operations for the nine months ended September 30, 1997 reflect the results of MMC, the Founding Companies and the Acquired Companies from January 1, 1997, as though the Mergers had occurred on January 1, 1997. The results of the Purchased Companies are reflected as of their respective acquisition dates.

     Revenue Recognition. Revenue from software licenses is recognized upon sale and shipment. For the three and nine months ended September 30, 1997, revenue from the sale of systems was recognized when the system was installed and when the related client training was completed, as established in Statement of Position 91-1, Software Revenue Recognition. Beginning January 1, 1998, revenue from the sale of systems is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 requires the total contract revenue to be allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and allows for only the allocated revenue to be recognized upon completion of those elements. The effect of the adoption of SOP 97-2 was not significant to the Company's results of operations for the three or nine months ended September 30, 1998. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as the services are provided. Certain expenses are allocated between the cost of revenue for systems and cost of revenue for maintenance and other based upon revenue, which basis management believes to be reasonable.

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three and nine month periods ended September 30, 1998 and 1997, there were no components of comprehensive income other than net income.

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

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. The Company does not believe the standard will impact its financial statements.

     SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not maintain any derivative investments nor does it conduct any hedging activities, therefore, the standard is not expected to impact the Company.

     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, which is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company does not develop any internal use software, therefore, management does not believe that there will be any impact on the Company's financial statements.

     Non-cash Transactions. Non-cash transactions during the nine months ended September 30, 1997 included the purchase of assets of four of the Founding Companies and the 1997 Purchased Companies through the assumption of liabilities or the issuance of Common Stock. Non-cash transactions during the nine months ended September 30, 1998 included the purchase of assets of the 1998 Purchased Companies through the assumption of liabilities or the issuance of Common
Stock and the purchase of equipment through the assumption of a capital lease obligation.

3. UNAUDITED PRO FORMA INCOME TAX INFORMATION

     Prior to their acquisition, several of the companies (the "S Corporations") acquired by the Company during the year ended December 31, 1997 and during the nine months ended September 30, 1998 were S corporations and, accordingly, the combined historical financial statements of the Company did not reflect a provision for income taxes for the S Corporations, as income taxes were the responsibility of the S Corporations' individual stockholders. Effective upon their acquisition, the S Corporations terminated their S corporation status. The following unaudited pro forma income tax information (in thousands), based on historical information, is presented in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), as if the S Corporations had each been a C corporation subject to federal and state income taxes throughout the periods presented.



                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -------------------------
                                                                                         1998               1997
                                                                                        ------             ------
Income before provision for income taxes...........................                     $7,049            $ 3,987

Provision for income taxes.........................................                     (2,564)            (1,482)
                                                                                        ------            -------

Pro forma net income...............................................                     $4,485            $ 2,505
                                                                                        ======            =======

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        -------------------------
                                                                                         1998               1997
                                                                                        ------             ------
Income before provision for income taxes...........................                     $19,298           $11,077

Provision for income taxes.........................................                      (7,056)           (4,121)
                                                                                        -------           -------

Pro forma net income...............................................                     $12,242           $ 6,956
                                                                                        =======           =======

4. SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

     The acquisitions of the Acquired Companies discussed in Note 1 have been accounted for using the pooling of interests method of accounting, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $1,588,000 for the period from July 1, 1998 through their respective acquisition dates and revenues of $8,039,000 for the period from January 1, 1998 through their respective acquisition dates. The Acquired Companies generated revenues of $21,816,000 for the year ended December 31, 1997. Net income of the Acquired Companies was $234,000 for the period from July 1, 1998 through their respective acquisitions dates and $1,073,000 for the period from January 1, 1998 through their respective acquisition dates. The Acquired Companies had a net loss of $863,000 for the year ended December 31, 1997. There were no changes in the Acquired Companies' stockholders' equity for the period from July 1, 1998 through their respective acquisition dates. Changes in the Acquired Companies' stockholders' equity was $78,000 for the period from January 1, 1998 through their respective acquisition dates. Changes in the Acquired Companies' stockholders' equity was $997,000 for the year ended December 31, 1997.

         The acquisitions of the Purchased Companies discussed in Note 1 were accounted for using the purchase method of accounting, and accordingly the consolidated financial statements reflect the results of operations for the Purchased Companies only since their respective dates of acquisition. The impact of the 1998 Purchased Companies on revenues, net income, and earnings per share is not considered significant.

5. EARNINGS PER SHARE

         Basic and diluted earnings per share for the three and nine months ended September 30, 1998 are calculated as set forth below (in thousands, except per share data):


                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30, 1998              SEPTEMBER 30, 1998
                                                            ------------------              ------------------
Net income...........................................             $ 4,485                        $12,242
                                                                  =======                        =======
BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding...........              21,752                         21,073
                                                                  =======                        =======
Basic earnings per share.............................              $ 0.21                        $  0.58
                                                                  =======                        =======
DILUTED EARNINGS PER SHARE:

Weighted average common shares
outstanding..........................................              21,752                         21,073

Common equivalent shares:

Stock options........................................                 829                            913
                                                                  -------                        -------
Diluted shares.......................................              22,581                         21,986
                                                                  =======                        =======

Diluted earnings per share...........................             $  0.20                        $  0.56
                                                                  =======                        =======

6. COMMITMENTS AND CONTINGENCIES

         On June 10, 1998, a lawsuit was brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. The lawsuit, captioned Robert Courtney, D.O. v. Medical Manager Corporation, filed in the Superior Court of New Jersey, Atlantic County, and removed to the Federal Court for the District of New Jersey, seeks compensatory damages, treble damages and equitable and injunctive relief. The plaintiff purports to sue on behalf of himself and others similarly situated. The Company also received notice of five additional lawsuits making claims substantially similar to the Courtney litigation. Specifically, (i) on August 7, 1998, the Company was notified in writing that a lawsuit captioned Women's Institute For Fertility Endocrinology and Menopause and Pediatric Associates Of The Main Line, LTD v. Medical Manager Corporation had been filed in Pennsylvania State Court, (ii) on August 10, 1998 the Company was served with a lawsuit in California State Court captioned Peter Glusker and Richard Eisen v. Medical Manager Sales & Marketing, Inc., and Medical Manager Corporation, (iii) on August 10, 1998, the Company was served with a lawsuit in New York State Court captioned Rockland Pulmonary And Medical Associates, P.C. and Rockland Cardiology, P.A. v. Medical Manager Corporation, Medical Manager Research & Development, Inc. and Medical Manager Sales & Marketing, Inc.; (iv) on August 28, 1998, the Company was notified that a lawsuit in Florida State Court captioned Dennis College, M.D. v. Medical Manager Corporation had been filed; and (v) on November 4, 1998, the Company was notified that a lawsuit in the United States Court for the Northern District of Illinois captioned Highland Park Associates, S.C. v. Medical Manager Corporation, Medical Manager Research & Development, Inc. and Medical Manager Sales & Marketing, Inc. was filed. The Pennsylvania and New York cases were removed to Federal Court. The Company believes that these lawsuits are without merit and intends to vigorously defend against the suits.

         The Company has also received notice of a lawsuit which was purportedly filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Medical Manager Corporation, et. al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, The Medical Manager practice management system, during the class period. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against the suit.

7. SUBSEQUENT EVENTS

         Subsequent to September 30, 1998, the Company or its affiliates executed and closed an agreement to acquire Lee Data Systems, Inc., a reseller of The Medical Manager software based in Plymouth Meeting, Pennsylvania. This acquisition was accounted for using the pooling of interests method of accounting. The aggregate consideration paid was 206,359 shares of Common Stock. The impact of the acquisition on revenues, net income or earnings per share is not considered significant.

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

         Subsequent to the IPO, MMC and the Founding Companies executed and closed agreements to acquire twenty-one resellers of The Medical Manager software (the "Acquired Companies"). The acquisitions of the Acquired Companies were accounted for using the pooling of interests method of accounting.

         Also subsequent to the IPO, MMC and the Founding Companies executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of sixteen resellers of The Medical Manager software (the "Purchased Companies"). All of the acquisitions of the Purchased Companies were accounted for using the purchase method of accounting.

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

REVENUES

         The following table reflects actual revenues for the Company's primary business lines:


                                                                                               THREE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                           --------------------
                                                                                            1998          1997
                                                                                           ------        ------
                                                                                               (in millions)
Systems..........................................................................          $23.2         $13.3
Maintenance and other............................................................           12.0           9.8
                                                                                           -----         -----
          Total..................................................................          $35.2         $23.1
                                                                                           =====         =====
Systems percentage of total......................................................           65.8%         57.5%
Maintenance and other percentage of total........................................           34.2%         42.5%


                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                           --------------------
                                                                                            1998          1997
                                                                                           ------        ------
                                                                                               (in millions)
Systems..........................................................................          $62.0         $37.0
Maintenance and other............................................................           34.2          26.1
                                                                                           -----         -----
          Total..................................................................          $96.2         $63.1
                                                                                           =====         =====
Systems percentage of total......................................................           64.5%         58.6%
Maintenance and other percentage of total........................................           35.5%         41.4%


         The increase in systems revenue for the three and nine months ended September 30, 1998 was due to the growth of the Company as a whole, the inclusion of the Purchased Companies from their respective acquisition dates, and for the nine months ended September 30, 1998, the inclusion of the Other Founding Companies beginning on February 5, 1997.

         An increase in systems sales volume from upgrades, combined with an increase in the size of individual systems projects, were contributing factors in the Company's systems revenue growth. The Company has experienced an increase in upgrade sales in the current year due to the release of Version 9 of The Medical Manager software in November of 1997. The previous version of The Medical Manager software, Version 8, was released in 1993. The Company continues to penetrate its base of smaller physician groups and sole practitioners. The Company also continues to secure more management service organization ("MSO") and large independent practice association ("IPA") contracts, which have a greater average revenue per sale. The Company's Enterprise Business Group ("EBG"), which specifically targets national/regional clients, recently obtained contracts from which $2.5 million of revenue was recognized in the three months ended September 30, 1998 and $4.7 million of revenue was recognized in the nine months ended September 30, 1998. By comparison, $0.9 million of revenue was recognized on EBG sales in the three months ended September 30, 1997 and $1.4 million of revenue was recognized in the nine months ended September 30, 1997.

         In addition, the Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition. Six of the Purchased Companies were acquired in the three months ended September 30, 1997. The remaining Purchased Companies were acquired subsequent to September 30, 1997, thus their results of operations are not reflected in the three and nine months ended September 30, 1997 but are included in the three and nine months ended September 30, 1998. The Purchased Companies acquired after September 30, 1997 include Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, which together contributed $2.1 million of system revenues for the three months ended September 30, 1998 and $5.4 million of system revenues for the nine months ended September 30, 1998. Finally, the Other Founding Companies are included beginning February 5, 1997.

         The increase in maintenance and other revenue in the three and nine months ended September 30, 1998 was also due to the growth of the Company as a whole, the inclusion of the Other Founding Companies, the inclusion of the Purchased Companies, and the inclusion of electronic data interchange ("EDI") revenues. The Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition. Six of the Purchased Companies were acquired in the three months ended September 30, 1997. The remaining Purchased Companies were acquired subsequent to September 30, 1997, thus their results of operations are reflected subsequent to September 30, 1997. For the three months ended September 30, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, together contributed $1.3 million of maintenance and other revenue. For the nine months ended September 30, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas together contributed $3.1 million of maintenance and other revenue. Also, in the three and nine months ended September 30, 1998, the Company earned approximately $0.3 million and $1.0 million, respectively, in maintenance and other revenue related to national EDI agreements.

         The Company obtains a maintenance contract for a minimum of one year with most new systems installed. Therefore, a portion of the Company's maintenance and other revenue is recognized later than billed. Unearned maintenance and other revenue as of September 30, 1998 was $4.8 million and will be recognized in future quarters. The balance of unearned revenues on the accompanying balance sheets represent customer deposits on systems implementation projects. Revenue on these projects will be recognized in future periods as the implementation of the system is completed.

COSTS OF REVENUES, OPERATING EXPENSES, NON-OPERATING ITEMS AND INCOME TAXES

         The following table reflects actual operating expenses for the Company's primary business lines:

                                                                                             THREE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                          -------------------
                                                                                           1998         1997
                                                                                          ------       ------
                                                                                             (in millions)
Cost of systems revenues.........................................................         $10.8         $ 6.3
Cost of maintenance and other revenues...........................................           6.5           5.2
                                                                                          -----         -----
          Total cost of revenue..................................................          17.3          11.5
                                                                                          =====         =====
Selling, general, and administrative.............................................           9.3           6.5
Research and development.........................................................           1.2           0.8
Depreciation and amortization....................................................           0.9           0.4

Systems gross profit  percentage.................................................          53.5%         52.2%
Maintenance and other gross profit percentage....................................          45.7          46.9
          Total gross profit percentage..........................................          50.8          50.0



                                                                                              NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                          -------------------
                                                                                           1998         1997
                                                                                          ------       ------
                                                                                             (in millions)
Cost of systems revenues.........................................................         $28.9         $16.4
Cost of maintenance and other revenues...........................................          18.7          14.3
                                                                                          -----         -----
         Total cost of revenue...................................................          47.6          30.7
                                                                                          =====         =====
Selling, general, and administrative.............................................          24.3          18.1
Research and development.........................................................           3.4           2.4
Depreciation and amortization....................................................           2.4           1.1

Systems gross profit  percentage.................................................          53.3%         55.7%
Maintenance and other gross profit percentage....................................          45.4          44.9
          Total gross profit percentage..........................................          50.5          51.3


         The increase in systems cost of revenue and maintenance and other cost of revenue for the three and nine months ended September 30, 1998 was due to the growth of systems revenue from the Company as a whole and the inclusion of the Purchased Companies after their respective acquisition dates. Six of the Purchased Companies were acquired in the three months ended September 30, 1997. The remaining Purchased Companies were acquired subsequent to September 30, 1997, thus their results of operations are reflected subsequent to September 30, 1997. Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, together contributed $1.6 million of system cost of revenue and $0.6 million of maintenance and other cost of revenue for the three months ended September 30, 1998. For the nine months ended September 30, 1998, Companion Technologies of Florida, Inc. and Companion

Technologies of Texas together contributed $4.0 million of system cost of revenue and $1.4 million of maintenance and other cost of revenue.

         Systems gross profit percentage for the three months ended September 30, 1998 increased over the three months ended September 30, 1997. This is primarily due to the restatement of the 1997 financial information to include the Acquired Companies. For the nine months ended September 30, 1998, systems gross profit percentage has declined due to the inclusion of Companion Technologies of Florida, Inc. and Companion Technologies of Texas for 1998. Also, systems gross profit percentage has decreased as a result of changes in the sales mix of the Company. The Company has grown primarily from sales to end-users, which produce a lesser gross profit percentage than revenues from licensing. Maintenance and other gross profit percentage decreased in the three months ended September 30, 1998 as compared with the three months ended September 30, 1997. This was primarily the result of the three months ended September 31, 1997 including revenue from non-recurring national interface contracts, which carried little or no associated costs of revenue. Maintenance and other gross profit percentage increased in the nine months ended September 30, 1998 due to the allocation of costs to a larger basis of revenue. Also contributing to the increase in maintenance and other gross profit was the inclusion of Companion Technologies of Florida, Inc. and Companion Technologies of Texas in the nine months ended September 30, 1998, both providing a maintenance and other gross profit at a rate greater than the Company contributed in the nine months ended September 30, 1997.

         For the nine months ended September 30, 1998, the increase in selling, general and administrative expenses was attributable to the growth of the Company as a whole, the inclusion of the Other Founding Companies, and the inclusion of the Purchased Companies from their respective dates of acquisition. For the nine months ended September 30, 1998, selling, general, and administrative expenses decreased to 25.3% from 28.7% as a percentage of revenue for the nine months ended September 30, 1997 due to the Company benefiting from certain efficiencies, including the consolidation of various operations and office space.

         The increase in research and development expenses of $.4 million in the three months ended September 30, 1998 and $1.0 million in the nine months ended September 30, 1998 resulted from investments in new research and development projects focusing on (i) graphical user interface and relational database technologies for use in future versions of The Medical Manager software; (ii) significant enhancements in the development of the MSO Enterprise Manager modules; (iii) enhancements of an electronic medical records module; and (iv) EDI modules for focusing on pharmaceutical formularies and laboratories.

         Depreciation and amortization expense for the three and nine months ended September 30, 1998 increased primarily as a result of the acquisition of the Purchased Companies. The Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition. Six of the Purchased Companies were acquired in the three months ended September 30, 1997 and depreciation on the assets acquired and amortization of the approximately $9.0 million of goodwill recorded in connection with the purchase of these six Purchased Companies are reflected for a portion of the three and nine months ended September 30, 1997. The remaining Purchased Companies were acquired subsequent to September 30, 1997, thus depreciation on the assets acquired and amortization expense on the approximately $11.0 million of goodwill recorded in connection with these Purchased Companies was reflected in the three and nine months ended September 30, 1998, while no depreciation expense or amortization expense for these Purchased Companies was reported in the three and nine months ended September 30, 1997. This goodwill is being amortized over twenty years subsequent to the acquisition date.

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

         For the nine months ended September 30, 1998, the existence of tax exempt interest income and certain other items resulted in an effective tax rate of 36.6%. For the nine months ended September 30, 1997, income taxes were provided considering the S corporation status of various acquired entities and the one-time nonrecurring benefit from the termination of S corporation status and the corresponding required adoption of SFAS 109 resulting in an effective tax rate of 34.8%.

UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

         The pro forma consolidated statement of operations presents the Company as if the Mergers occurred on January 1, 1997. For the thirty-five day period ended February 4, 1997, the date the Mergers were consummated, the Other Founding Companies added $3.1 million in revenue, $1.4 million of gross profit, and $0.5 million of net loss before income taxes.

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

         As a result, for the nine months ended September 30, 1997, the Company's pro forma revenue was $66.2 million, total pro forma gross margin was $33.7 million, and pro forma net income was $7.3 million.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain selected statements of cash flow information for the periods presented:

                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                          ------------------
                                                                                           1998        1997
                                                                                          ------      ------
                                                                                             (in millions)
Net cash provided by operations..................................................         $ 6.1       $  0.1
Net cash used in investing activities............................................          (3.3)       (11.5)
Net cash provided by financing activities........................................          38.9         20.6
                                                                                          -----       ------
Net change in cash and cash equivalents..........................................          41.7          9.2
                                                                                          =====       ======


         Substantially all of the cash provided by operating activities for the nine months ended September 30, 1998 resulted from net income, reduced by an increase in accounts receivable of $7.8 million, a decrease in prepaid expenses and other current assets of $1.1 million, and an increase in other assets of $1.3 million. The increase in accounts receivable was due to the growth in the volume of sales, coupled with an increase in the percentage of sales made to end-users, which have an extended period of collection as compared to sales to dealers. The decrease in prepaid expenses and other current assets was primarily due to the receipt of a $1.0 million tax refund due to the Company. The increase in other assets was due primarily to the capitalization of a $550,000 marketing and non-compete agreement.

         With regard to investing activities, the Company purchased $0.6 million of software and equipment in the nine months ended September 30, 1998 to help the Company more efficiently provide support to its customers. The Company also purchased certain furniture, fixtures, and computer equipment related to the consolidation of geographically repetitive facilities acquired through acquisition. Investing activities also included the purchase of fixed assets in the ordinary course of business. Lastly, for the nine months ended September 30, 1997, amounts paid, net of cash acquired, for the Other Founding Companies was $9.5 million.

         Cash flows from financing activities, for the nine months ended September 30, 1998, included the net proceeds of approximately $42.3 million from the Second Offering. During the nine months ended September 30, 1998, the Company also paid approximately $2.0 million of debt related to the purchase of Companion Technologies of Texas and Companion Technologies of Florida, Inc., $0.7 million on the debt due to a former stockholder of MMR&D, and an additional $1.2 million on debt acquired from the Acquired Companies. For the nine months ended September 30, 1997, cash flows from financing activities included cash flows from the IPO, payments of debt acquired from the Founding Companies and payments of dividends by MMR&D in 1997 prior to the IPO. On February 4, 1997, the Company completed the IPO of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.2 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies, including $35.0 million paid to the sole stockholder of MMR&D. Lastly, cash dividends paid by MMR&D and the Acquired Companies prior to the IPO and their respective purchase dates totaled $2.4 million.

         The Company entered into a $10 million credit line with NationsBank of Tampa and executed the credit line agreement on January 14, 1998. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends.

         The Company's cash and cash equivalents were $48.5 million at September 30, 1998. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. These cash equivalents were predominately in U.S. dollar domestic tax-free municipal instruments.

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

NON-PROPRIETARY (INTERNAL) SOFTWARE AND HARDWARE

         The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties with which the Company deals nationwide. The Company has undertaken a program, headed by a four-person Year 2000 Compliance Team, to determine that its systems will operate smoothly as the Year 2000 approaches. This process began with an inventory of the systems vital to the Company's operations to identify those that may be affected by the Year 2000 issue. In addition, third party vendors and business partners which the Company relies upon have been asked to confirm that their systems will be Year 2000 compliant. All critical systems have been assessed and a prioritized implementation schedule has been defined for upgrading those systems which are not currently Year 2000 compliant. The critical systems recognized by the Year 2000 Compliance Team included financial and accounting systems, human resource systems, customer support call management systems, telecommunications systems, commercial general and administrative software used internally, hardware systems, and other databases including enrollment and serialization databases.

FINANCIAL AND ACCOUNTING SYSTEMS. In the second quarter of 1998, the Company purchased a Year 2000 compliant version of its financial and accounting software. All subsidiaries of the Company have been using the Year 2000 compliant version of the accounting system since that time. The cost of the accounting systems was insignificant and, in accordance with Company policy, was capitalized to be amortized over its appropriate life.

HUMAN RESOURCE SYSTEMS. The Company currently uses an outside vendor to process payroll. The Company has made a decision to internalize the payroll function by the end of 1998. The Company's Human Resources Department recently purchased a software package which is certified as Year 2000 compliant by the author, and is now in the process of creating the database for use with the software. The Company's intentions are to test the new software during the fourth quarter of 1998 with a "go-live" date set for January 1999. The cost of the new Human Resources system and database was insignificant to the Company's results of operations.

CUSTOMER SUPPORT CALL MANAGEMENT SYSTEMS. The Company uses a software package to assist in recording, assigning and clearing customer hardware and support calls. In the second quarter of 1998, the Company purchased a new software package, which is Year 2000 compliant, to perform these functions. The software was tested concurrently with the Company's previous support call management software for one month and is now in use by three subsidiaries of the Company. The Company intends to have all subsidiaries on the new call management system by the end of 1999. The Company's previous support software was earmarked for replacement without regard to the Year 2000 issue and thus the cost of the system is not considered a part of the Company's costs of Year 2000 compliance.

TELECOMMUNICATIONS SYSTEMS. Telecommunications systems of the Company include not only voice communications, but significant data communications such as e-mail and an internal network providing each subsidiary access to servers located at the corporate offices. In October of 1998, the Company selected a single national vendor for all voice and data communications throughout the Company. This vendor has provided a statement of their Year 2000 general plan which provides for a March 31, 1999 target completion date to be completely Year 2000 compliant. The implementation of the new system is expected to save the Company approximately $0.5 million over the next two years and thus, the cost of the initial outlay for making the telecommunications systems Year 2000 compliant will be fully recovered.

VARIOUS GENERAL AND ADMINISTRATIVE SOFTWARE. As a result of the Year 2000 Compliance Teams efforts, the Company has noted that a portion of the current in-house personal computers are known to be non-Year 2000 compliant. Some workstations also have software programs installed which are not Year 2000 compliant. The Company has defined a minimum standard Year 2000 compliant workstation with standardized software. The target date to have all workstations in line with the minimum standard is March 31, 1999. To date, approximately 95% of this project has been completed. The costs of upgrading all remaining workstations is estimated to be less than $0.5 million.

OTHER DATABASES. The Year 2000 Compliance Team has recognized two critical databases used internally by the Company. The Network Services Client Enrollment database is currently Year 2000 compliant. The Medical Manager Software Serialization Database is stored in an internally written database which is not Year 2000 compliant. The Company has scheduled an upgrade of this database to Access 97, a completely Year 2000 compliant database package, for the third quarter of 1999. The estimated costs of this upgrade will be the cost of salaried employees which should not exceed $50,000 per quarter.

THIRD PARTY RELATIONSHIPS. The third party relationships identified as critical to the Company's operations are computer hardware distributors and shipping companies. As part of a standardization initiative which began in late 1997, the Company has partnered with three national distributors to supply all hardware and third party software products sold to clients. All three companies have provided documents stating that they are Year 2000 ready. In addition, all shipping companies used by the Company and our vendors have provided documents stating their Year 2000 readiness.

         The Company intends to continue to monitor the Year 2000 compliance of its internal software and hardware packages, telecommunications systems, and vendors. In the event that any of the Company's systems, or any of the Company's vendors' systems, do not meet the Year 2000 requirement by December 31, 1999, the Company could experience difficulties in processing sales and other financial information, customer support calls, serializations of the Company's product, and orders of product from vendors. This could have a materially adverse affect on the Company's financial position, results of operations, or business. Although the Company expects its systems, and its vendors' systems, to be Year 2000 compliant on or before December 31, 1999, it cannot predict the success of the Company's Year 2000 compliance program. The Company has not adopted a contingency plan to address possible risks to its systems. If the Company experiences a failure in its Year 2000 preparedness, experienced staff will be redeployed to address any potential Year 2000 compliance issues.

PROPRIETARY (EXTERNAL SOFTWARE)

         The Year 2000 issue also creates risk for the Company from problems that may be experienced by customers of its software. While the Company believes that Version 9 of The Medical Manager practice management system, which was commercially released in November 1997, is Year 2000 compliant, prior versions of the system are not. The Company has encouraged users of pre-Version 9 versions of The Medical Manager software to upgrade to Version 9 in order to become Year 2000 compliant. In August of 1998, the Company announced that it had begun testing of a patch that would allow its previous version, Version 8, first released in November 1993, to handle the date change to the new century. The Company believes that this patch will be available for general distribution to its independent sales offices and its installed base prior to the end of the 1998. However, the Year 2000 patch is currently under testing and, as with any software development project, there is no assurance that the patch will ultimately be successfully developed, tested and released. In addition, there is no assurance that Version 8, with or without the Year 2000 patch will not create additional issues for users of the software including, but not limited to, additional costs for upgraded hardware, additional costs for new operating systems and personnel training, and the fact that Version 8 does not take into account current industry and regulatory requirements. Version 9 will remain the only enhanced and maintained version of the software.

         While the Company does not believe costs incurred by the Company to develop, test, distribute and install the Year 2000 patch will be material, there can be no assurance that such costs will not have a material adverse effect on the Company's financial condition or results of operations. Additionally, there can be no assurance that the existence of the Year 2000 patch will not delay or reduce the migration of users to Version 9 from earlier versions. Further, if Version 9 or other customers experience significant difficulties as a result of the Year 2000 issue, or if the Company encounters difficulties in responding in a timely manner to customer requests to upgrade to Version 9, there could be a material adverse impact on the Company's results of operations, financial condition or business.

         Six lawsuits have been brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. Each of these lawsuits purports to sue on behalf of those similarly situated and raises essentially the same issues. The Company believes that these lawsuits are without merit and intends to vigorously defend against the suits. See Part II, Item 1, "Legal Proceedings".

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. For the three and nine month periods ended September 30, 1998 and 1997, there were no components of comprehensive income other than net income.

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

         SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. The Company does not believe the standard will impact its financial statements.

         SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not maintain any derivative investments nor does it conduct any hedging activities, therefore, the standard is not expected to impact the Company.

         Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, which is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and provides guidance for determining whether computer software is for internal use. The Company does not develop any internal use software, therefore, management does not believe that there will be any impact on the Company's financial statements.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 10, 1998, a lawsuit was brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. The lawsuit, captioned Robert Courtney, D.O. v. Medical Manager Corporation, filed in the Superior Court of New Jersey, Atlantic County, and removed to the Federal Court for the District of New Jersey, seeks compensatory damages, treble damages and equitable and injunctive relief. The plaintiff purports to sue on behalf of himself and others similarly situated. The Company also received notice of five additional lawsuits making claims substantially similar to the Courtney litigation. Specifically, (i) on August 7, 1998, the Company was notified in writing that a lawsuit captioned Women's Institute For Fertility Endocrinology and Menopause and Pediatric Associates Of The Main Line, LTD v. Medical Manager Corporation had been filed in Pennsylvania State Court,
(ii) on August 10, 1998 the Company was served with a lawsuit in California State Court captioned Peter Glusker and Richard Eisen v. Medical Manager Sales & Marketing, Inc., and Medical Manager Corporation, (iii) on August 10, 1998, the Company was served with a lawsuit in New York State Court captioned Rockland Pulmonary And Medical Associates, P.C. and Rockland Cardiology, P.A. v. Medical Manager Corporation, Medical Manager Research & Development, Inc. and Medical Manager Sales & Marketing, Inc.; (iv) on August 28, 1998, the Company was notified that a lawsuit in Florida State Court captioned Dennis College, M.D. v. Medical Manager Corporation had been filed; and (v) on November 4, 1998, the Company was notified that a lawsuit in the United States District Court for the Northern District of Illinois captioned Highland Park Associates, S.C. v. Medical Manager Corporation, Medical Manager Research & Development, Inc. and Medical Manager Sale & Marketing, Inc. was filed. The Pennsylvania and New York cases were removed to Federal Court. The Company believes that these lawsuits are without merit and intends to vigorously defend against the suits.

         The Company has also received notice of a lawsuit which was purportedly filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al vs. Medical Manager Corporation, et al, purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, The Medical Manager practice management system, during the class period. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against the suit.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Amended and Restated 1996 Long-Term Incentive Plan of the Company

         11.1 Computation of Basic and Diluted Earnings Per Share for the Three and Nine Months Ended September 30, 1998

         11.2 Computation of Basic and Diluted Earnings Per Share for the Three and Nine Months Ended September 30, 1997

         11.3 Computation of Pro Forma Basic and Diluted Earnings Per Share for the Nine Months Ended September 30, 1997

         27. Financial Data Schedule (filed only electronically with the SEC)


         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 11, 1998, to disclose the Company's receipt of notice of three additional lawsuits alleging Year 2000 issues against the Company.

                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on September 1, 1998, to disclose the press release issued by the Company related to the Company's expanded Year 2000 policy and the Company's formal Year 2000 Statement.

                  A Current Report of Form 8-K was filed with the Securities and Exchange Commission on October 29, 1998, to disclose the Company's receipt of notice of a lawsuit which was purportedly filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998, to recover damages for alleged violations of the federal securities laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, The Medical Manager practice management system.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MEDICAL MANAGER CORPORATION

                                          By: /s/ Lee A. Robbins
                                             ---------------------------------
                                                  Lee A. Robbins
                                                  Vice President and Chief
                                                  Financial Officer


Date: November 13, 1998

                               EXHIBIT INDEX

Number                     Description of Exhibits
------                     ----------------------
10.1                       Amended and Restated 1996 Long-Term Incentive Plan
                           of the Company

11.1                       Computation of Basic and Diluted Earnings
                           Per Share for the Three and Nine Months Ended
                           September 30, 1998

11.2                       Computation of Basic and Diluted Earnings
                           Per Share for the Three and Nine Months Ended
                           September 30, 1997

11.3                       Computation of Pro Forma Basic and Diluted
                           Earnings Per Share for the Nine Months
                           Ended September, 1997

27 Financial Data Schedule (filed only electronically with the SEC)

