Form 10-K405
period 1998-12-31
MEDICAL MANAGER CORP
filed 1999-03-23
CIK 1022147

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-29090
                          MEDICAL MANAGER CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                   59-3396629
 (State of other jurisdiction of     (I.R.S. Employer
  incorporation or organization)    Identification No.)
3001 NORTH ROCKY POINT DRIVE EAST,         33607
    SUITE 400, TAMPA, FLORIDA           (Zip Code)
 (Address of principal executive
             offices)

       Registrant's telephone number, including area code: (813) 287-2990

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 5, 1999 was $343,897,273, using a closing stock price of $24.875.

     There were 22,230,749 shares of the Registrant's common stock outstanding as of March 5, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Definitive Proxy Statement on Schedule 14A for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K. Financial statements of the Founding Companies included in the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 8, 1997 are incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          MEDICAL MANAGER CORPORATION

                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   21
Item 3.    Legal Proceedings...........................................   22
Item 4.    Submission of Matters to a Vote of Security Holders.........   22
                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................   23
Item 6.    Selected Financial Data.....................................   24
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................   24
Item 7A.   Quantitative and Qualitative Disclosures about Market
             Risk......................................................   35
Item 8.    Financial Statements and Supplementary Data.................   36
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................   60
                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   **
Item 11.   Executive Compensation......................................   **
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................   **
Item 13.   Certain Relationships and Related Transactions..............   **
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................   60

---------------

** The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's Definitive Proxy Statement on
   Schedule 14A to be filed not more than 120 days after December 31, 1998.

                                     PART I

ITEM 1.  BUSINESS

     Medical Manager Corporation (the "Company") is a leading provider of comprehensive physician practice management information systems to independent physicians, independent practice associations ("IPAs"), management service organizations ("MSOs"), physician practice management organizations ("PPMs"), management care organizations and other providers of health care services in the United States. The Company, which was founded in 1996, develops, markets and supports The Medical Manager(R) practice management system, which addresses the financial, administrative, clinical and practice management needs of physician practices. The Company's system has been implemented in a wide variety of practice settings from small physician groups to multi-provider IPAs and MSOs. The Company's proprietary systems enable physicians and their administrative staffs to efficiently manage their practices while delivering quality patient care in a constantly changing health care environment. Since the development of The Medical Manager software in 1982, the Company's installed base has grown to over 24,000 client sites, representing more than 80 practice specialities, making it the most widely installed physician practice management system in the United States.

     As part of the Company's initial public offering in February 1997 (the "IPO"), the Company acquired in separate transactions (the "Mergers") five businesses (each a "Founding Company" and collectively the "Founding Companies") which were involved in one or more aspects of the development, sale and support of The Medical Manager practice management system. Since the IPO, the Company has implemented its strategy of acquiring selected independent dealers. As part of this acquisition program, the Company has acquired an additional 42 independent dealers throughout the United States, each of which was involved in the development, sale and support of The Medical Manager practice management system. Of the 42 independent dealers acquired, 23 were accounted for using the pooling of interests method of accounting and are collectively referred to as the "Acquired Companies." The remaining 19 independent dealers acquired were accounted for using the purchase method of accounting and are collectively referred to as the "Purchased Companies."

     The Company conducts its operations through eight wholly-owned subsidiaries, each of which is involved in one or more of the research and development, national sales and marketing, and direct sales, marketing and support activities of the Company.

WHOLLY-OWNED SUBSIDIARIES

  Medical Manager Research & Development, Inc.

     Medical Manager Research & Development, Inc. ("MMR&D"), which was one of the five Founding Companies, was founded in 1981 and is the developer of The Medical Manager practice management system. Its progressive and innovative approach to computer programming has made it a leader in the healthcare information technology industry. MMR&D's research and development staff works closely with its installed client base and academic institutions to ensure that the product reflects the latest technologies, changes in health care industry practices and modifications to state and federal governmental regulations. MMR&D pioneered electronic claims submission software as well as electronic data interfaces that allow a direct interchange of data with hospitals, laboratories, pharmacies and other health care providers. MMR&D employs approximately 133 programmers, technicians, administrative staff and other personnel at its research and development facility in Alachua, Florida.

  Medical Manager Sales & Marketing, Inc.

     Medical Manager Sales & Marketing, Inc. ("MMS&M"), which was one of the Founding Companies, is principally responsible for sales and marketing of The Medical Manager software. It coordinates the sales, support and training activities of the independent resellers across the United States, markets products, conducts user and dealer training programs, provides technical support and performs quality assurance testing of The Medical Manager software prior to general release. MMS&M also conducts market research, develops arrangements with providers of complementary products and services, and directs national advertising, press and media relations. MMS&M represents The Medical Manager product at major regional and national trade shows and hosts user events such as Basic and Advanced Training Seminars and its annual MSO Users Conference. MMS&M employs approximately 78 personnel, and is based in Mountain View, California.

  Medical Manager Southeast, Inc.

     Medical Manager Southeast, Inc. ("MMSE") was one of the five Founding Companies. Prior to the Mergers, it was a national dealer for The Medical Manager system. In March 1997, MMSE became the southeast regional distributor for the Company. MMSE employs approximately 148 personnel, and is based in Tampa, Florida. It serves client sites in Florida and throughout the Southeastern United States.

     Prior to the Mergers, MMSE acquired Medix, Inc., a wholly-owned subsidiary of Blue Cross and Blue Shield of New Jersey, Inc. on December 31, 1996. During 1997, MMSE acquired the assets and certain liabilities of AMSC, Inc., based in Orlando, Florida, which was a wholly-owned subsidiary of CIS Technologies, Inc., a wholly owned subsidiary of National Data Corporation, and Companion Technologies of Florida, Inc., a large regional reseller of The Medical Manager system, and a wholly-owned subsidiary of Companion Technologies Corporation (hereinafter "Companion"). Companion is a wholly-owned subsidiary of Blue Cross and Blue Shield of South Carolina, a private label vendor of The Medical Manager system since 1988, and it continues as one of the largest resellers of The Medical Manager system in the country. MMSE expanded in1998 with the acquisition of substantially all of the assets, or substantially all of The Medical Manager related assets, of Qualified Technologies, Inc., based in Baton Rouge, Louisiana and Circle Software, Inc., based in Ft. Lauderdale, Florida.

  Medical Manager Northeast, Inc.

     Medical Manager Northeast, Inc. ("MMNE") was also one of the Founding Companies. Prior to the Mergers, it was a regional dealer for The Medical Manager software in the Northeastern region of the United States. Based in Albany, New York, MMNE employs approximately 303 personnel who serve client sites in New York and throughout the Northeastern United States.

     In 1997, MMSE acquired LSM Computing, Inc., a regional dealer in Somerville, New Jersey. In October 1997, the New Jersey division of MMSE was transferred to MMNE. Also in 1997, MMNE acquired Computer Clinic, Inc. and its affiliates, based in Valhalla, New York; Boston Computer Systems, Inc., based in Norwood Massachusetts; and CompRx Systems Corporation based in Hauppauge, New York. MMNE expanded during 1998 with the acquisition of substantially all of the assets, or all of The Medical Manager related assets, of Prism Microcomputers, Inc., based in Fairfax, Virginia; Advantage Medical Systems, Inc., based in Hurricane, West Virginia; LeeData Systems, Inc., based in Plymouth Meeting, Pennsylvania; MedData Corporation, based in Ellicot City, Maryland; and ProMed Systems, Inc., based in New Haven, Connecticut.

  Medical Manager Midwest, Inc.

     Medical Manager Midwest, Inc. ("MMMW"), was one of the five Founding Companies and, prior to the Mergers, was a regional dealer for The Medical Manager system in the Midwestern region of the United States. In July 1997, Systems Management, Inc. merged with UNICO, Inc., a regional dealership in Evansville, Indiana. Based in South Bend, Indiana, MMMW employs over 211 personnel who serve client sites in Indiana, Michigan, and throughout the Midwestern region of the United States.

     In addition to the merger with UNICO, Inc., during 1997 MMMW also acquired the assets and certain liabilities of several local and regional dealerships, including Artemis, Inc., based in Indianapolis, Indiana; Package Computer Systems, Inc., d/b/a PAC-COMP, based in Sterling Heights, Michigan; and Professional Management Systems, Inc., based in St. Charles, Illinois. Also during 1997, it acquired by merger Medysis, Inc, based in Fort Wayne, Indiana. In 1998, MMMW acquired Healthcare Management Solutions, d/b/a Healthcare Informatics, Inc., based in Springfield, Illinois, and Medical Practice Support Services, Inc., based in Pittsburgh, Pennsylvania. It also acquired substantially all of The Medical Manager related assets of Walhtek, Inc., based in Des Moines, Iowa.

  Medical Manager Northwest, Inc.

     Medical Manager Northwest, Inc. ("MMNW") was founded in March 1992 and, prior to being acquired by the Company in May of 1997, was a regional dealer of The Medical Manager system in the Northwestern region of the United States. Based in Federal Way, Washington, MMNW employs approximately 40 personnel, and serves client sites in the state of Washington and throughout the Northwestern region of the United States.

     During 1997, MMNW acquired the assets and certain liabilities of a number of local and regional resellers of The Medical Manager software in the Northwest portion of the United States including Data Concepts, Inc. and Medical Systems Consultants, Inc., both based in Boise, Idaho, and Medico Support Services, Inc., based in Salem, Oregon.

  Medical Manager West, Inc.

     Medical Manager West, Inc. ("MMW") was founded in June 1987, and prior to being acquired by the Company in May 1997, was a regional dealer of The Medical Manager system in Southern California. Based in Van Nuys, California, MMW employs approximately 99 personnel who serve client sites in Southern California, Nevada and the Western region of the United States.

     In 1997, MMW acquired by merger Computers for Medicine Corporation and Carecom, Inc, based in Englewood, Colorado. Also during 1997, MMW acquired Advanced Practice Management, Inc., based in San Diego, California. MMW's 1998 acquisitions included substantially all of the assets, or all of The Medical Manager related assets, of Strategic Systems, Inc., based in Denver Colorado; Intelligent Concept Ltd. (U.S.A.), based in Los Angeles, California; CSA Provider Services Division of Blue Cross Blue Shield of Arizona, based in Phoenix, Arizona; and Healthcare Automation Associates, Inc., based in Phoenix, Arizona.

  Medical Manager Southwest, Inc.

     Medical Manager Southwest, Inc. ("MMSW") was founded in December 1983 and, prior to being acquired in June 1997, was a regional dealer of The Medical Manager system operating out of Houston, Texas. Medical Manager Southwest, with a staff of 99 personnel, serves client sites in Texas and throughout the Southwestern region of the United States.

     In 1997, MMSW acquired substantially all of the assets of Matrix Computer Consultants, Inc., based in Norman, Oklahoma; Unisource Systems, Inc., based in Corpus Christi, Texas; and Companion Technologies of Texas, Inc., based in Arlington, Texas. MMSW acquired substantially all of the assets of the following resellers of The Medical Manager software in 1998: Management Integrated Solutions, based in Dallas, Texas; Health-Tech Systems, Inc., based in El Paso, Texas; Medical Systems, Inc., based in Dallas, Texas; LLBC Enterprises, Inc., based in San Antonio, Texas; Medical Design & Images, Inc., based in Austin, Texas; and MSO Billing Services, Inc., based in Dallas, Texas.

INDUSTRY

     In recent years, the healthcare information technology marketplace has emerged as one of the fastest growing industries in the United States. The business of healthcare has undergone a number of changes that are beginning to have a significant impact on the demand for information technology including the evolution of the reimbursement model, the demand for greater communication in a consolidated healthcare environment, expanding budgets for information technology and the need to replace legacy systems as the 21st century approaches.

     The changes that have occurred in the way the healthcare market is reimbursed are perhaps the single most significant driver behind providers' demand for information technology. Reimbursement for health care has historically been based on a fee-for-service model of payment. However, in an attempt to slow the growth of healthcare expenditures, the government began a prospective payment system in the early 1980's. In response to this, managed care has emerged as the predominant reimbursement model in which healthcare organizations operate. This change in the reimbursement model, and specifically the forces of managed care, has placed a tremendous amount of pressure on healthcare providers to remain profitable without sacrificing their quality of care. This, in turn, has caused physicians to join together in group practices to share administrative costs and achieve economies of scale. The expansion in the number of managed care and third-party payor organizations, as well as additional governmental regulation and the change in reimbursement models, have greatly increased the complexity of pricing practices, billing procedures and reimbursement policies in medical practices. Practice management systems have come to the forefront as a solution to help providers maintain profitability and efficiency in this environment while keeping quality high and costs low. Information systems create efficiencies for providers and reduce administrative costs through automated billing and scheduling functions. In addition, applications such as managed care can be used to assess profitability and assist providers in negotiating managed care and capitation payment contracts.

     Today's healthcare marketplace depends on integrated communication across the entire continuum of care. Sole practitioners and small physician groups, which once dominated the healthcare marketplace, have now given way to larger integrated delivery networks that operate in enterprise-wide settings, managing multiple practices spread across a number of locations. This general increase in the size and complexity of medical practices has created a greater need for analysis of data and sharing of patient data. The entire healthcare industry must invest in this technology in order to fully computerize the flow of financial and clinical information.

     The consolidation in the healthcare industry not only calls for more dependence on information technology, but it also means organizations are more likely to have access to capital for information systems. According to the 1998 Healthcare Information and Management Systems Society leadership survey, providers now spend between 1-3 percent of their operating budgets on information technology. Though relatively low compared with most other industries, this amount is expected to double over the next 3-5 years.

     With the year 2000 closely approaching, many healthcare providers will opt to purchase entirely new systems from an information technology vendor rather than to invest significant capital in maintaining their old legacy systems in-house. Many legacy systems lack the functionality and technology required by today's healthcare market and would be difficult to maintain and support in the year 2000. Most healthcare providers facing this dilemma will therefore, seek an outside information technology vendor that can provide a functionally rich, Year 2000 compliant product that offers such services as support, maintenance, training, and help desks.

     Even with these pressures, the healthcare industry is behind the times when it comes to dependence on and demand for information technology. As a result, the industry is only in its infancy stage, and will undoubtedly expand over the next several years. As of October 1998, the total market size was approaching $14 billion, about 1.5 percent of total healthcare expenditures, and is estimated to reach $21 billion by 2000.

BUSINESS STRATEGY

     The Company's strategy is to build upon its leadership position as the provider of the most widely utilized physician practice management system in the United States. Key elements of this strategy include:

     Continuing to Gain Market Share in Core Market. In November 1997, the Company released its Version 9 product. This product is Year 2000 compliant and offers many enhancements designed to meet the demands of our clients. Approximately 9,000 of the Company's existing sites have upgraded to Version 9, thus taking advantage of the new functionality. Version 9 also offers a solution for many potential customers and the Company intends to aggressively pursue these new opportunities.

     Increasing Penetration of Management Service Organizations and Other Large Physician Groups. The Company seeks to increase its sales of enterprise-wide systems, products and services to IPAs, PPMs, MSOs and large physician groups. As trends in the health care marketplace continue to drive physician affiliations, the Company believes there is significant opportunity to increase its share of this rapidly growing segment of the practice management market. In order to capitalize on these opportunities, in 1997, the Company established the Enterprise Business Group to coordinate large group sales and support in conjunction with the regional subsidiaries and the independent local and regional dealers. In addition, the Company has enhanced the functionality of The Medical Manager system to deliver increasingly comprehensive physician practice management services in enterprise-wide settings. With sales of $6.8 million recognized during the year ended December 31, 1998 and an installed base of over 200 MSOs and PPMs, the Company has demonstrated its ability to deliver the software and services which such large providers demand. The Company believes that, through its continued efforts, it can significantly increase its share of this market segment.

     Cross-Selling Products and Services to Existing Client Base. The Company intends to aggressively cross-sell additional products and services to its existing client base. A majority of the Company's existing clients do not currently use The Medical Manager system's entire suite of products and services. Because of its substantial installed base of over 24,000 sites, as well as the modular, integrated product design of The Medical Manager system, the Company intends to work with the sales offices to target many of its customers as candidates for cross-selling opportunities, including system upgrades, additional software application modules, services such as hardware and software maintenance, system and process planning, project management, custom programming and electronic data interchange ("EDI") capabilities.

     Continuing Development of New Products, Product Enhancements and
     Services. The Company intends to continue its leadership role in the development and introduction of new products, product enhancements and services for the physician practice marketplace. To do so, the Company intends to continue to commit significant financial and human resources to its research and development efforts. A key focus of the Company's research and development efforts is the further enhancement of The Medical Manager system's ability to operate within a variety of integrated delivery environments. The Company's strategic development initiatives include advanced systems, such as a version of The Medical Manager software incorporating relational databases, a graphical user interface and enhanced client-server applications. The Company develops new products, product enhancements and services with input from its physician-clients.

     Continuing to Enhance EDI Opportunities. The change to a paperless society has fueled significant growth in EDI and E-commerce. Recently, EDI has expanded to include such real time transactions as clinical data, computer-based patient records, electronic prescription, lab test requisitions, insurance eligibility verification, decision support and outcomes measurement. To compete in this market, Medical Manager Corporation introduced Medical Manager Network Services ("MMNS") in 1997, a division specifically dedicated to the Company's EDI offerings. Because the EDI marketplace is currently fragmented, MMNS has developed relationships with EDI leaders such as Envoy Corporation and National Data Corporation to provide our clients a single-source EDI connection. The Company will continue to market these EDI services to our current provider marketplace and to new customers. The Company intends to enhance EDI opportunities for its customers through such future offerings as on-line claims adjudication and internet services.

     Consolidating and Rationalizing the Distribution Network. The Company intends to continue the consolidation and rationalization of The Medical Manager distribution network which began upon the consummation of the IPO in February 1997. Prior to the 1990s, when independent physician practices were most prevalent, the local focus of The Medical Manager independent dealer network effectively addressed the practice management needs of the market. However, due to the numerous trends in the health care industry toward improved efficiency and cost containment, physicians have been forced to consolidate into larger practice organizations. To meet the needs of these larger groups, the Company believes it is necessary to adopt and implement a two-fold product distribution strategy that includes the acquisition of dealers in major medical communities and large metropolitan markets and the rationalization of the Company's remaining independent dealers. The acquisition of certain independent dealers in strategic markets should enable the Company to market more effectively to larger customers while assisting the remaining independent dealers in conducting their marketing activities. The Company's strategy for its independent dealer network includes the standardization of the independent dealers in order to ensure that The Medical Manager system is sold and supported on a consistent and effective basis throughout the dealer network. The Company intends to continue to use its existing network of independent dealers as an integral part of its distribution network for The Medical Manager software.

     Continuing to Leverage Size to Create Efficiencies and Reduce Costs. As a result of the Mergers and subsequent acquisitions, the Company has achieved significant benefits through a national market presence, centralized client support and the implementation of a national retail pricing structure. The Mergers and subsequent acquisitions have created a vertically-integrated entity that has greater financial strength and stability, which allows the Company to compete more effectively on national, regional and local levels. The Company has established local and regional resource centers, supported by centralized corporate and regional operations, including help desks, EDI departments and advanced technical and programming personnel. While significant efficiencies have already been achieved, the Company expects this structure to provide an even greater reduction of costs in the future.

PRODUCTS

     The Medical Manager software is an integrated practice management system encompassing patient care, clinical, financial and management applications. Due to its scalable design, The Medical Manager software is a cost-effective solution in a stand-alone or enterprise-wide environment. The Medical Manager system is designed to operate on a wide range of hardware platforms, from Intel-based computer systems for small and medium sized practices, to RISC-based systems, such as the IBM RS/6000 and Hewlett-Packard 9000, for larger practices. Its modular, fully integrated product portfolio allows clients to add incremental capabilities to existing information systems while preserving and minimizing the need for capital investments. The latest version of The Medical Manager software is Year 2000 enabled.

     In August of 1998, the Company announced that it was developing and had begun in-house testing of a patch that would allow its previous version, Version 8, first released in November 1993, to handle the date change to the new century. This patch, Version 8.12, is now available for general distribution to its independent sales offices and its installed base.

     The pricing of The Medical Manager system is a function of the number of modules purchased, the number of users per site, the number of practices, the operating system and the complexity of the installation. Hardware support, software support and services are priced separately from software products and are typically coordinated by the dealer.

     The Medical Manager system provides to physician practices a broad range of patient care and practice management features, including:

                                CORE APPLICATION

     The Medical Manager Core Application includes base financial, clinical and practice management functions.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
The Medical Manager Software...........  Provides accounts receivable, insurance billing, basic appointment scheduling and recalls, clinical history,
                                         financial history, referral of physician information,
                                         encounter form tracking, e-mail, office notes, hospital
                                         rounds and over 150 standard reports.
MM Client..............................  A GUI/Windows-based Ultra-Thin Client user interface to
                                         The Medical Manager software connecting to either a UNIX
                                         or NT server.

                               OFFICE MANAGEMENT

     The Medical Manager Office Management application automates the essential administrative tasks of a physician practice.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
Automated Collections..................  Maintains notes, promise to pay dates, budget payments, next action to be taken indicators and prints collection
                                         letters; automates "tickler" system to alert the user when an account needs attention.
Chart and X-Ray Locator................  Tracks the location of a patient's medical and X-ray charts.
Advanced Billing.......................  Handles sophisticated billing needs, including the necessary collapsing and sorting of charge items into
                                         revenue codes for UB92 billing purposes; also used for the specialized reporting needs for Workers' Compensation
                                         First Report of Injury.
Custom Report Writer...................  Provides access to all data elements of The Medical
                                         Manager software; allows for the creation of user defined
                                         custom reports.
Multiple Resource Scheduling...........  Includes multi-resource display, search and posting of scheduled appointments; coordinates the utilization of
                                         exam rooms and equipment and schedules of teams of
                                         physicians, nurses, therapists and others whose services
                                         are needed within a specific time sequence of one another.
Patient Flow Tracking..................  Allows patient encounters to be tracked from the time the patient makes the appointment, through encounters in the
                                         waiting room, examination rooms, labs and other areas;
                                         reports on time and resource utilization.
Case Management System.................  Tracks all clinical events related to a specific case.
                                         Provides the capability to view a snapshot of the diverse
                                         aspects of a patient's case on a single screen and
                                         instantly access the desired level of underlying detail.
Laser Form Generator...................  Encounter forms, prescriptions, insurance forms, patient bills and statement, referrals, letterheads, and other
                                         forms can be printed. Forms are automatically created and
                                         merged with data during printing on plain letter or legal
                                         size paper.
Patient Advisory System................  Allows the practice to locate and print patient education sheets on a variety of topics spanning many different
                                         medical specialities.

                               DEVELOPMENT TOOLS

     Development Tools allow data to be accessed and manipulated, adding flexibility to the system and allowing for customization to meet specialized needs.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
Data Merge.............................  A proprietary 4GL type language that allows the Company, dealers and other qualified programmers to customize
                                         functions and features of The Medical Manager system
                                         without changing source code; also supports the exchange
                                         of data between The Medical Manager system and hospital,
                                         lab, pharmacy and other medical management systems.

                            ELECTRONIC CONNECTIVITY

     Electronic Connectivity supports the electronic submission of claims to payors, and allows for the open exchange of information between various medical institutions as well as the transfer of administrative transactions to support managed care.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
Hospital Information Link..............  A Data Merge tool that allows hospital interfaces to be written to local hospital requirements.
HL7 Connectivity Engine................  Allows users to provide real time demographic and encounter information to hospitals and other organizations
                                         (referred to as "Remotes") and queries the Remote's master patient index in order to retrieve data on existing
                                         patients; also allows the Remotes to automatically advise
                                         the user site of patient admissions and discharges,
                                         changes to inpatient/outpatient status and changes to
                                         patient demographic information.
Electronic Data Interchange............  An interface that provides state of the art connectivity for immediate access to various insurance providers,
                                         third-party connectivity networks and other outside
                                         facilities; features include pre-authorization status,
                                         benefit eligibility, referral verification and rosters, as well as credit card and check approval.
Electronic Claims......................  Supports direct electronic submission of claims to
                                         Medicare, Medicaid, commercial carriers and
                                         clearinghouses; expedites insurance payment turnaround
                                         time; verifies claims for accuracy and reports on
                                         submitted claims that have been accepted or rejected;
                                         provides a complete audit trail and reports to ensure that claims have been processed properly; supports NSF and ANSI national standards.
Electronic Remittance..................  Used in combination with the Electronic Claims Module to electronically download Explanation of Benefits ("EOBs")
                                         from Medicare or other claim centers and to post directly
                                         into patients' accounts, thereby saving a substantial
                                         amount of data entry time and preventing keying errors.

                           MANAGED CARE APPLICATIONS

     Managed Care applications allow physicians to contain costs and deliver a higher quality of care in the capitated environments.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
Managed Care...........................  In addition to the managed care features offered in the base system, supports the full functions required to track incoming as well as outgoing referrals to facilities and
                                         specialists; maintains membership eligibility lists,
                                         capitation payment posting, contract management (including number of visits, allowable time period, procedures and
                                         diagnosis treatment plan) and reporting.
Claims Adjudication....................  Fully integrated with the Managed Care module, provides full risk management capabilities, including the
                                         processing of received claims, comparing the claim against authorized services to determine amounts due, generating
                                         checks for payments and producing an EOB; also provides
                                         advanced features in the form of claims repricing,
                                         bundling of services and optionally, provider
                                         credentialing and risk pool management.

                             CLINICAL APPLICATIONS

     The Medical Manager Clinical application developments provide fully-integrated components of a patient's medical record that contain the functionality and knowledge bases required in today's practices.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
Quality Care Guidelines................  Automates the process of tracking both the curative and preventative services the practice has specified that it
                                         wishes to perform; provides reports on physician
                                         compliance with recommended care guidelines that are based on the patient's age, sex, diagnoses and other key health
                                         factors and are automatically printed with the patient's
                                         encounter form. The guidelines are derived from U.S.
                                         Preventative Healthcare Guidelines or other clinical
                                         knowledge bases and reflect the practice's own suggested
                                         intervals of exams, tests, injections and other procedures specific to the individual patient.
Laboratory Interface...................  Electronically downloads test requests and patient demographics to a laboratory, and electronically transfers results directly into the patient's file in The Medical
                                         Manager software.
Prescription Writer....................  Provides a full set of tools for managing both the clinical and administrative aspects of the prescription
                                         process; provides for extensive interaction checking,
                                         patient information printouts and prescription history on
                                         the drugs being prescribed; administratively reduces
                                         physician and staff time spent preparing and issuing
                                         prescriptions.
Pharmacy Interface.....................  Offers a direct electronic link to transfer prescriptions and handle authorization requests between the Prescription
                                         Writer module and the pharmacy.
Pharmacy Formulary Checking............  Offers an automatic formulary compliance check once the prescription is created.
Voice Dictation........................  Through The Medical Manager software's link with Kurzweil
                                         Applied Intelligence software, enables the physician to
                                         dictate, edit and print patient charts and reports; pulls
                                         and stores patient and physician information from the
                                         patient file into the chart via a single, spoken command.
View Patient Chart.....................  Brings a snapshot of the patient's medical records to a single screen and then gives the user instant access to
                                         almost any desired level of underlying detail; allows the
                                         screen to be used for valuable side-by-side analysis of
                                         chart data.
Medical Records........................  Designed to provide maximum flexibility and speed in creating, storing and retrieving whatever medical
                                         information the practice wishes to maintain on each
                                         patient, fully integrated with the product's clinical
                                         history, this application addresses the four fundamental
                                         issues concerning medical records: creation and
                                         maintenance of medical records, simultaneous access to
                                         patient records, remote access and data for analysis.
                                         Includes patient encounter knowledge base and generates
                                         automated progress notes.
Document and Image Management System...  Allows a practice to organize and store patient photographs, X-rays, and other documents, and to instantly retrieve images and associated image information to the
                                         screen as part of the patient's medical record. General
                                         practice documents such as EOB's and financial statements
                                         can also be organized and stored.

                             MSO ENTERPRISE SYSTEM

     The MSO Enterprise system addresses the needs of the MSO market by providing enterprise-wide solutions for the management of integrated provider networks.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
MSO Enterprise Manager.................  Provides the MSO or multi-practice environment with central administration of multiple practices,
                                         enterprise-wide roll-up reports, a master patient index
                                         for automatic synchronization of demographic data-updates
                                         and remote access across multiple systems.

                        DIALYSIS VERTICAL MARKET OPTION

     The Medical Manager Dialysis Vertical Market Option expedites the repetitive process of posting dialysis patients' weekly treatments.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
Dialysis Calendar Posting..............  Using a calendar posting screen, automates and reduces the repetitive, recurring posting dictated by dialysis
                                         treatment.

                      CHEMOTHERAPY VERTICAL MARKET OPTION

     The Medical Manager Chemotherapy Vertical Market Option automates both the clinical and financial aspects of the Oncology practice.

                PRODUCT                                         DESCRIPTION
                -------                                         -----------
Chemotherapy Management System.........  Provides close control of chemotherapy drug administration based on standard and customized protocols. Using an
                                         online encounter form, automates posting of each treatment session, reducing operator input time and opportunities
                                         for error.

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

     Support Services. A critical element in assuring proper use of and satisfaction with the Company's products involves ongoing support services provided to the end-users. The Company provides to its clients continuing software and hardware support under agreements that typically have a one year term. These agreements provide for general support via help desks, error corrections to software, remote diagnostics and on-site hardware and software technicians. Support services are provided during normal business hours and can be expanded to include seven days a week, 24 hour coverage. As of December 31, 1998, the Company had 336 full-time employees devoted to providing support services to its customer base.

     Value-Added Services. The Company advises its enterprise-wide clients on how best to bring together disparate physician practices into an integrated health care delivery network. The Company works in partnership with its client's clinical and administrative management in the areas of patient and workflow redesign, job function review and re-education, standardization consultation, project engineer-ing, timeline and resource management and ongoing relationship management. The Company and many of its independent dealers maintain substantial resources capable of providing custom programming solutions for a broad range of client requests. Many of these solutions may be generated at the regional and local levels using the Company's Data Merge language, which allows modification to be made without changing source code.

     Training and Continuing Education. The Company believes initial training and continuing education are key components in ensuring customer satisfaction and retention and, accordingly, has devoted significant resources to its Educational Services Division. Because The Medical Manager software has been in use for 14 years, a substantial amount of experience and expertise has been gained by the Company's training staff in optimizing methodology and curriculum to achieve the best results. As of December 31, 1998, the Company had 130 full-time employees in its Education Services Division. Training methods include classroom and computer-based training, on-site visits for system setup and review and video training tapes available on selected modules. The Company also assists its clients in developing their own training staff, materials and guidelines. Continuing education programs, a quarterly newsletter and user group conferences are sponsored by the Company, providing the user with valuable information as well as an opportunity for the Company to demonstrate new enhancements and features of the product. The Company makes available to clients extensive user documentation and reference manuals including, among others, installation guides, advanced system manuals, a custom report writer manual and an MSO implementation workbook.

SALES AND MARKETING

     The Company sells its products and services nationally through a direct sales organization consisting of 169 sales personnel, as well as through its independent dealer network of approximately 130 dealers. This distribution effort is responsible for sales to new clients, ranging in size from sole practitioners to enterprise-wide clients, and follow-on sales of upgrades and enhancements to existing clients. To enhance the effectiveness of its selling effort, the Company provides its sales force and independent dealer network with
(i) comprehensive training in the Company's products and services, (ii) marketing materials, and (iii) on-going support.

     To address the more complex needs of larger potential clients, the Company has formed the Enterprise Business Group. The Enterprise Business Group coordinates the Company's sales effort for large clients (such as MSOs, IPAs and managed care organizations) and assists in the implementation of systems and the maintenance of ongoing client relationships. Many of the independent dealers are experienced in selling to and supporting enterprise wide clients. The Company has continued to utilize the Enterprise Business Group to assist local and regional dealers in these efforts. At the enterprise-wide client level, relationship managers work with the client throughout the contract term to keep informed of customer expectations and help ensure customer satisfaction.

     Small and medium-sized sales, routinely handled by the direct sales force and independent dealers, generally involve a sales cycle of 30 to 60 days. Larger sales, managed by the Enterprise Business Group, typically involve a Request For Proposal ("RFP") process which lengthens the sales cycle to 60 to 90 days or longer. Hardware and software maintenance agreements are generally renewed on an annual basis. Standard payment terms are 50% due upon system order, with the balance due upon completion of system installation.

     The Company generates sales leads through referrals from customers and management consultants, responses to RFP's, strategic alliances with complementary companies, the Company's Internet web sites and associated links, industry seminars, trade shows, direct telephone and mail campaigns and advertisements in trade journals.

     In order to capitalize on opportunities to cross-sell its products and services to existing clients, the Company maintains contacts with its clients at the local, regional and national levels through electronic mail links on its Internet web sites, monthly and quarterly newsletters, technical updates, product release bulletins, user meetings, training seminars, industry conferences and market-specific seminars, such as its MSO User Conference. The Company also works with certain of its client base on the selection, implementation, use and benefits the product and publishes these as Client Profiles, providing both the client and the Company with market exposure and the opportunity to share successes.

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

DISTRIBUTION NETWORK

     Prior to the 1990s, when independent physician practices were most prevalent, the local focus of the Company's independent dealers of The Medical Manager software effectively addressed the practice management needs of the market. However, due to the numerous trends in the health care industry focusing attention on the delivery of high quality and cost effective care (as well as the need to demonstrate such quality and effectiveness), individual physicians and small group practices have been forced to pool their resources in order to compete effectively. As a result, large physician organizations have become much more prevalent in the medical marketplace. To keep pace with the increasingly sophisticated practice management needs of these larger groups, the Company has been consolidating in order to build the necessary technical, service and support resources.

     Company-owned Dealer Network. The Company distributes, installs, supports and services The Medical Manager software through six Company-owned dealerships. These dealerships provide installation, support and service of The Medical Manager software to both larger customers and individual physician and small group practices.

     Independent Dealer Network. The Company believes that a fundamental and unique strength of The Medical Manager system is its nationwide dealer network, which currently includes approximately 130 dealer organizations. As a result of the many years of selling and supporting The Medical Manager product line, the personnel in the Company's dealer network represent a valuable resource. The Company's strategy for its independent dealer network includes the rationalization of the independent dealers in order to ensure that The Medical Manager system is sold and supported on a consistent and effective basis throughout the dealer network. The Company intends to continue to use its existing network of independent dealers as an integral part of its distribution network for The Medical Manager software. The Company will work with its independent dealers to institute a program to standardize hardware configurations, client training programs and service levels developed by the Company. The Company will also provide services to the independent dealers, many of which are unable to provide such resources as independent entities. Such services include: (i) dealer training, (ii) help desks, (iii) advanced technical services, such as custom programming services, and (iv) sales support for large systems sales from the Enterprise Business Group.

     Dealer Acquisitions. The Company believes that it must have representation in all major medical communities and metropolitan markets throughout the United States. As a result, the Company's dealer acquisition strategy has focused on acquiring dealerships that had both a strong presence in key markets and demonstrated expertise with The Medical Manager product line. Since the Company's IPO in February 1997, the Company has acquired 42 of its independent dealers. The Company will continue to acquire those independent dealers which are in strategic markets.

RESEARCH AND DEVELOPMENT

     The Company seeks to meet the needs of its clients by continuing to develop new products and enhancements of existing products. Accordingly, the Company believes that continued leadership in the practice management systems industry will require significant additional commitments of resources to research and development. The Company maintains its research and development campus in Alachua,

Florida, where development of The Medical Manager software began over 17 years ago. As of December 31, 1998, the Company had 92 employees engaged primarily in its research and development efforts.

     The Company's research and development activities involve Company personnel as well as physicians, physician groups practice staff and leading health care institutions. A key goal of current research and development efforts involves adapting The Medical Manager system to operate more effectively within integrated delivery environments. To achieve this goal, the Company is pursuing a strategic development initiative directed toward the development of advanced health care information systems that include a relational database, graphical user interfaces and enhanced client-server applications. The Company's current research and development efforts continue the tradition of The Medical Manager system being a consistent leader in product innovation, as indicated by the following:

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

     - In September 1997, The Medical Manager Medical Records System was released.

     - In January 1998, Medical Manager Network Services was released.

     - In February 1998, The Medical Manager Patient Advisory Systems was released.

     - In April 1998, The Medical Manager Document and Image Management System was released.

     - In October 1998, The Medical Manager MMClient Module was released.

     - In November 1998, The Medical Manager MMWin product was released.

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

  CLINICAL APPLICATIONS

     The Company recognizes that improvements in the technology that supports the gathering, storing, retrieving and reporting of clinical data and the creation of a sophisticated computerized patient record system are critical to the enhancement and improvement of health care delivery across the United States. As a result, the Company is engaged in efforts to rapidly develop fully-integrated components of a computerized patient record containing functionality and knowledge bases that support the way physicians provide health care services. Research and analysis of various input technologies and devices continue with the goal of providing physicians with usable tools that will allow them to effectively gather and use clinical data at the point-of-care. The Company is devoting considerable resources in the area of document and image management pursuing the goal of a fully paperless office.

  GRAPHICAL USER INTERFACE

     The Company is continuing development on products utilizing a graphical user interface and a relational database. The Company's development efforts are intended to produce a product that will support users opting to install technology to support a Windows environment, as well as providing the Company's current installed base with a graphical user application which does not require a sizable hardware investment.

  WEB BASED PRODUCTS

     The Company intends to enable The Medical Manager product to support web access as well as seamless integration with other web-based products and services.

EMPLOYEES

     As of December 31, 1998, the Company had 1,152 employees. No employees are covered by any collective bargaining agreements. The Company considers its relationships with its employees to be good.

RISK FACTORS

  YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue.

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

     FINANCIAL AND ACCOUNTING SYSTEMS. In the second quarter of 1998, the Company purchased a Year 2000 compliant version of its financial and accounting software. All subsidiaries of the Company have been using the Year 2000 compliant version of the accounting system since that time. The cost of the upgrade of the accounting systems was insignificant and, in accordance with Company policy, was capitalized to be amortized over its appropriate life.

     HUMAN RESOURCE SYSTEMS. For the year ended December 31, 1998, the Company used an outside vendor to process payroll. The Company made a decision to internalize the payroll function by January 1, 1999. The Company's Human Resources Department purchased a software package which is certified as Year 2000 compliant by the author, created the database for use with the software and tested the software during the fourth quarter of 1998. The Company's payroll went live on the new software on January 1, 1999. The cost of the new Human Resources system and database was insignificant and, in accordance with Company policy, was capitalized to be amortized over its appropriate life.

     CUSTOMER SUPPORT CALL MANAGEMENT SYSTEMS. The Company uses a software package to assist in recording, assigning and clearing of customer hardware and support calls. In the second quarter of 1998, the Company purchased a new software package, which is Year 2000 compliant, to perform these functions. The software was tested concurrently with the Company's previous support call management software for one month and is now in use by four subsidiaries of the Company. The Company intends to have all subsidiaries on the new call management system by the end of 1999. The Company's previous support software was earmarked for replacement without regard for the Year 2000 issue and thus the cost of the system is not considered a part of the Company's costs of Year 2000 compliance.

     TELECOMMUNICATIONS SYSTEMS. Telecommunications systems of the Company include not only voice communications, but significant data communications systems such as e-mail and an internal network providing each subsidiary access to servers located at the corporate offices. In October 1998, the Company selected a single national vendor for all voice and data communications throughout the Company. This vendor has provided a statement of their Year 2000 general plan which provides for a March 31, 1999 target completion date to be completely Year 2000 compliant. The implementation of the new system is expected to save the Company approximately $0.5 million over the next two years and thus, the cost of the initial outlay for making the telecommunications systems Year 2000 compliant will be fully recovered.

     VARIOUS GENERAL AND ADMINISTRATIVE SOFTWARE. As a result of the Year 2000 Compliance Team's efforts, the Company has noted that a portion of the current in-house personal computers are known to be non-Year 2000 compliant. Some workstations also have software programs installed which are not Year 2000 compliant. The Company has defined a minimum standard Year 2000 compliant workstation with standardized software. The target date to have all workstations in line with the minimum standard is March 31, 1999. Approximately 98% of this project has been completed. The costs of upgrading all remaining workstations is estimated to be less than $0.3 million.

     OTHER DATABASES. The Year 2000 Compliance Team has recognized two critical databases used internally by the Company. The Network Services Client Enrollment database is currently Year 2000 compliant. The Medical Manager Software Serialization Database is stored in an internally written database which is not Year 2000 compliant. The Company has scheduled an upgrade of this database to Access 97, a completely Year 2000 compliant database package, for the third quarter of 1999. The estimated costs of this upgrade will be the cost of salaried employees which should not exceed $50,000 per quarter through the year 1999.

     THIRD PARTY RELATIONSHIPS. The third party relationships identified as critical to the Company's operations are computer hardware distributors and shipping companies. As part of a standardization initiative which began in late 1997, the Company has partnered with three national distributors to supply all hardware and third party software products sold to clients. All three companies have provided documents stating that they are Year 2000 compliant. In addition, all shipping companies used by the Company and other vendors have provided documents stating their Year 2000 readiness.

     The Company intends to continue to monitor the Year 2000 compliance of its internal software and hardware packages, telecommunications systems, and vendors. In the event that any of the Company's systems, or any of the Company's vendors' systems, do not meet the Year 2000 requirement by December 31, 1999, the Company could experience difficulties, including but not limited to, in processing sales and other financial information, customer support calls, serializations of the Company's product and orders of supplies from vendors. This could have a materially adverse affect on the Company's financial position, results of operations, or business. Although the Company expects its systems, and its vendors' systems, to be Year 2000 compliant on or before December 31, 1999, it cannot predict the success of the Company's Year 2000 compliance program. The Company does not anticipate problems with the Year 2000 preparedness of its internal hardware and software. If the Company experiences a failure in its Year 2000 preparedness, the Company's contingency plan includes the redeployment of experienced staff to address those Year 2000 compliance issues.

     PROPRIETARY (EXTERNAL SOFTWARE)

     The Year 2000 issue also creates risk for the Company from problems that may be experienced by customers of its software. While Version 9 of The Medical Manager practice management system, which was commercially released in November 1997, is Year 2000 compliant, prior versions of the system are not. The Company has encouraged users of pre-Version 9 versions of The Medical Manager software to upgrade to Version 9 in order to become Year 2000 compliant. In August of 1998, the Company announced that it was developing and had begun in-house testing of a patch that would allow its previous version, Version 8, first released in November 1993, to handle the date change to the new century. This patch, Version 8.12, is now available for general distribution to its independent sales offices for installation for users of Versions 7 and 8. However, there is no assurance that Versions 7 and 8, with or without the Year 2000 patch will not create additional issues for users of the software including, but not limited to, additional costs for upgraded hardware, additional costs for new operating systems and personnel training, additional costs for conversion of Version 7 data, and the fact that Versions 7 and 8 do not take into account current industry and regulatory requirements. Version 9 will remain the only enhanced and maintained version of the software.

     A class action lawsuit was brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. Seven additional lawsuits were also brought against the Company, each purporting to sue on behalf of those similarly situated and raising essentially the same issues. In December 1998, the Company preliminarily entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The settlement created a settlement class of all purchasers of Version 7 and 8 and certain upgrades to Version 9 of The Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these versions of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software with the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provides that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the Company to make a cash payment of $1.455 million. The settlement was approved by the District Court of New Jersey on March 15, 1999. Pursuant to the settlement, the Company was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Versions 7 and 8 except 29 users who "opted-out" of the class settlement.

     While the Company does not believe costs incurred by the Company to distribute and install the Year 2000 patch will be material, there can be no assurance that such costs will not have a material adverse effect on the Company's financial condition or results of operations. Additionally, there can be no assurance that the existence of the Year 2000 patch will not delay or reduce the migration of users to Version 9 from earlier versions. Further, if Version 9 or other customers experience significant difficulties as a result of the Year 2000 issue, or if the Company encounters difficulties in responding in a timely manner to customer requests to upgrade to Version 9, there could be a material adverse impact on the Company's results of operations, financial condition or business.

  DEPENDENCE ON PRINCIPAL PRODUCTS

     The Company currently derives a significant percentage of its revenue from sales of The Medical Manager core system. As a result, any event adversely affecting sales of its core product could have a material adverse effect on the Company's results of operations, financial condition or business. Although the Company has experienced increasing annual sales, on a pro forma basis, revenue associated with existing products could decline as a result of several factors, including price competition and sales practices. There can be no assurance that the Company will continue to be successful in marketing its current products or any new or enhanced products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Research and Development."

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

  PROPRIETARY RIGHTS AND LICENSES

     The Company's success is dependent to a significant extent on its ability to protect the proprietary and confidential aspects of its software technology. The Company's software technology is not patented and existing copyright laws offer only limited practical protection. The Company relies on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect its proprietary rights in its products. The Company distributes its products under software license agreements that grant clients a nonexclusive, nontransferable license to the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Substantially all of the Company's current employees involved in product development have signed an assignment of inventions agreement. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. These protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. There can also be no assurance that the United States Patent and Trademark Office will not grant patent protection to a third party which has independently developed a product or process which is the same or substantially similar to the Company's product, process, or services. Any infringement or misappropriation of the Company's proprietary software, or infringement by the Company of newly patent protected technologies, products or services, could cause the Company to lose revenues, pay patent royalties or incur substantial litigation expense. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections afforded to its technology.

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

  QUALITY ASSURANCE AND PRODUCT ACCEPTANCE CONCERNS

     Health care providers demand the highest level of reliability and quality from their information systems. Although the Company devotes substantial resources to meeting these demands, its products may, from time to time, contain errors. Such errors may result in loss of, or delay in, market acceptance of its products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations, financial condition or business. See "Business -- Research and Development".

  RISKS ASSOCIATED WITH THE ACQUISITION STRATEGY

     As part of its growth strategy, the Company intends to acquire additional independent dealers of The Medical Manager physician practice management system and complementary technologies outside of the dealer network. Increased competition for acquisition candidates among the independent dealers or outside the dealer network may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. There can be no assurance that the Company will be able to identify, acquire or profitably integrate and manage additional dealers or complementary technologies, if any, into the Company without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key acquired personnel, amortization of acquired intangible assets and risks associated with unanticipated events or liabilities, some or all of which could have a material adverse effect on the Company's results of operations, financial condition or business. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on the reputation of the Company and render ineffective the Company's national sales and marketing initiative. In addition, there can be no assurance that dealers or complementary technologies acquired in the future will achieve anticipated revenue and earnings. There also can be no assurance that the existing dealer network will be receptive to the Company's acquisition program or that dealers who are not acquired by the Company will adhere to the Company's marketing, training, support and pricing directives, thereby impairing the Company's plans to rationalize its distribution network. See "Business -- Business Strategy."

  POSSIBLE NEED FOR ACQUISITION FINANCING

     The Company currently intends to finance future acquisitions by using shares of its Common Stock for all or a substantial portion of the consideration to be paid. In the event that its Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. On January 14, 1998, the Company entered into a $10.0 million line of credit agreement with NationsBank of Tampa. The line of credit matures on May 31, 1999. There can be no assurance that the Company will be able to obtain financing beyond the maturity date of this line of credit. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

  COMPETITION

     The market for practice management systems such as The Medical Manager system is highly competitive. The Company's competitors vary in size and in the scope and breadth of the products and services they offer. The Company competes with different companies in each of its target markets. Many of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. In addition, other entities not currently offering products and services similar to those offered by the Company, including claims processing organizations, hospitals, third-party administrators, insurers, health care organizations and others, may enter certain markets in which the Company competes. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations, financial condition or business.

  RISK OF PRODUCT-RELATED CLAIMS

     Certain of the Company's products provide applications that relate to financial records, patient medical records and treatment plans. Any failure of the Company's products to provide accurate, confidential and timely information could result in product liability or breach of contract claims against the Company by its clients, their patients or others. The Company's products manage and report on financial data, and any errors in such financial data could result in liability to the Company. In addition, because the Company's products facilitate electronic claims submissions, any resulting loss of financial data could result in liability to the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that such insurance coverage will be available or, if available, will adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability or breach of contract claims, that such claims will not result in liability in excess of its insurance coverage, that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

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

  RISKS ASSOCIATED WITH GOVERNMENT REGULATION

     The U.S. Food and Drug Administration (the "FDA") has jurisdiction under the 1976 Medical Device Amendments to the Federal Food, Drug, and Cosmetic Act (the "FDA Act") to regulate computer products and software as medical devices if they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease in humans. The FDA has issued a final rule under which manufacturers of certain medical image devices and related software are required to submit to the FDA premarket notification applications and otherwise comply with the requirements of the FDA Act applicable to medical devices.

     The Company is distributing in the United States a medical image management device (the "image module"), which was cleared by the FDA on April 4, 1997 and is manufactured by a third party in accordance with the specifications set forth in the cleared 510(k). The Company has created an interface between The Medical Manager practice management system and the image module and is marketing the interface and the image module as the Document Image Management System. The Company believes that the addition of the Company's practice management system to the image module does not change the image module's intended use or significantly change the product such that a new 510(k) is required.

     The FDA is currently reviewing its policy for the regulation of computer software and there is a risk that The Medical Manager software could in the future become subject to some or all of the above requirements, which could have a material adverse effect on the Company's results of operations, financial condition or business.

  CONTROL BY EXISTING MANAGEMENT AND STOCKHOLDERS

     The Company's directors, executive officers and holders of more than 5% of the Common Stock beneficially own approximately 38.8% of the outstanding shares of Common Stock as of December 31, 1998. Although these persons do not presently have any agreements or understandings to act in concert, any such agreement or understanding could allow them to continue to exercise substantial control over the Company's affairs, to substantially influence the election of the entire Board of Directors and to substantially control the disposition of any matter submitted to a vote of stockholders.

  POTENTIAL ADVERSE MARKET IMPACT OF SHARES ELIGIBLE FOR FUTURE SALE

     The market price of the Common Stock may be adversely affected by the sale, or availability for sale, of substantial amounts of the Common Stock in the public market. The 6,000,000 shares sold in the IPO are freely tradable unless held by affiliates of the Company. Simultaneously with the closing of the IPO, the stockholders of the Founding Companies received, in the aggregate 11,705,470 shares of Common Stock as a portion of the consideration for the sale of their businesses to the Company. These shares were not registered under the Securities Act of 1933, as amended (the "Securities Act") and, therefore, may not be sold unless registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144. The stockholders who received these shares also have certain demand and piggyback registration rights with respect to these shares. In April 1998, 1,000,000 of the 11,705,470 shares were registered and sold by the stockholders during the completion of the Company's second underwritten public offering ("SPO") of Common Stock. These shares are now freely tradable unless held by affiliates of the Company. Of the 2,500,000 shares offered to the public in the SPO, the remaining 1,500,000 were sold by the Company and are freely tradable unless held by affiliates of the Company. The Company has also registered 5,000,000 shares of Common Stock which may be used in connection with future acquisitions. Such shares shall, upon issuance thereof, be freely tradeable, unless acquired by parties in connection with an acquisition by the Company or affiliates thereof, other than the issuer, in which case they may be sold pursuant to Rule 145 under the Securities Act. In addition, resale of these shares may be contractually restricted.

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

ITEM 2.  PROPERTIES

     The Company's principal corporate offices are located at 3001 North Rocky Point Drive East, Tampa, Florida. The Company's research and development facilities are located in Alachua, Florida. The Company also maintains national sales and support offices in Mountain View, California, and has 58 additional offices in various regions of the country.

     The Company leases the majority of its properties with remaining terms between one and six years. Six of the Company's facilities are owned. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

     A class action lawsuit was brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. Seven additional lawsuits were also brought against the Company, each purporting to sue on behalf of those similarly situated and raising essentially the same issues. In December 1998, the Company preliminarily entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The settlement created a settlement class of all purchasers of Version 7 and 8 and upgrades to Version 9 of The Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these versions of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software in addition to the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provides that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the Company to make a cash payment of $1.455 million. The settlement was approved by the District Court of New Jersey on March 15, 1999. Pursuant to the settlement, the Company was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Versions 7 and 8 except 29 users who "opted-out" of the class settlement.

     The Company has received notice of a lawsuit which was filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

     The Company is from time to time involved in other routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     On January 30, 1997, the Company's Common Stock began trading on the Nasdaq National Market under the symbol "MMGR". Prior to such date, there was no established trading market for the Company's Common Stock. The initial public offering price per share of Common Stock was $11.00. On March 19, 1999, the closing price of the Common Stock on the Nasdaq National Market was $23.0625. The following table reflects the range of high and low selling prices of the Company's Common Stock by quarter, for each quarter since the Company's initial public offering.

                                                               HIGH      LOW
                                                              -------   ------
Quarter Ended March 31, 1997 (since 1/30/97)................  $11.125   $9.125
Quarter Ended June 30, 1997.................................   15.375    8.000
Quarter Ended September 30, 1997............................   21.625   14.750
Quarter Ended December 31, 1997.............................   21.125   15.500
Quarter Ended March 31, 1998................................   29.625   17.250
Quarter Ended June 30, 1998.................................   31.875   20.750
Quarter Ended September 30, 1998............................   30.000   12.625
Quarter Ended December 31, 1998.............................   31.750   18.500

HOLDERS

     As of March 19, 1999, there were approximately 207 holders of record of the Company's Common Stock.

DIVIDENDS

     The Company did not pay any dividends during the year ended December 31, 1998. The Company intends to retain all of its earnings to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's line of credit agreement with NationsBank of Tampa dated January 14, 1998 includes restrictions on the ability of the Company to pay dividends without the consent of the lender.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical financial data reflects the results of MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies, after which the historical financial statements reflect the results of MMC, MMR&D, the Acquired Companies, and the Founding Companies other than MMR&D (the "Other Founding Companies"). The results of the Purchased Companies are reflected subsequent to their respective acquisition date. The selected historical financial data at December 31, 1995, 1996, 1997, and 1998 and for the years ended December 31, 1995, 1996,
1997, and 1998 have been derived from the financial statements of MMC, MMR&D and the Acquired Companies, the majority of which were audited. The selected historical financial data at December 31, 1994 has been derived from the audited financial statements of MMR&D and the unaudited financial statements of the Acquired Companies. The selected historical financial data for the year ended December 31, 1994 has been derived from the unaudited financial statements of MMR&D and the Acquired Companies.

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                  --------   -------   -------   -------   -------
STATEMENT OF OPERATIONS DATA (IN THOUSANDS):
Revenue.........................................  $135,912   $91,828   $48,888   $43,712   $37,708
Cost of revenue.................................    67,598    45,582    25,147    23,378    19,353
                                                  --------   -------   -------   -------   -------
Gross profit....................................    68,314    46,246    23,741    20,334    18,355
Selling, general and administrative expenses....    34,877    26,450    14,560    12,183    10,854
Year 2000 litigation expenses...................     2,366        --        --        --        --
Research and development expenses...............     4,506     3,170     2,672     2,048     1,525
Depreciation and amortization...................     3,488     1,688       661       692       630
                                                  --------   -------   -------   -------   -------
Income from operations..........................    23,077    14,938     5,848     5,411     5,346
Interest expense................................      (170)     (288)     (200)     (239)     (186)
Interest income.................................     1,571       610       119       144        73
Other income (expense)..........................       (39)      110      (570)       (2)       (5)
                                                  --------   -------   -------   -------   -------
Income before income taxes......................    24,439    15,370     5,197     5,314     5,228
Income taxes....................................     8,666     5,678         9        26        19
                                                  --------   -------   -------   -------   -------
Net income......................................  $ 15,773   $ 9,692   $ 5,188   $ 5,288   $ 5,209
                                                  ========   =======   =======   =======   =======

                                                                  AT DECEMBER 31,
                                                  ------------------------------------------------
                                                    1998      1997      1996      1995      1994
                                                  --------   -------   -------   -------   -------
BALANCE SHEET DATA (IN THOUSANDS):
Working capital.................................  $ 58,214   $ 6,947   $  (726)  $   (56)  $  (538)
Total assets....................................   120,386    61,351    14,273    15,058    13,383
Long-term obligations...........................     2,243     4,224     2,672     1,999     2,074
Stockholders' equity............................    94,479    33,347       958     4,495     3,937
Basic earnings per share........................  $   0.73   $  0.48
Diluted earnings per share......................  $   0.70   $  0.47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in the report.

OVERVIEW

     This filing contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. These statements are based on current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. Important factors that could cause actual results to differ include, among others, risks associated with acquisitions, fluctuations in operating results because of acquisitions and variations in stock prices, Year 2000 compliance issues, changes in government regulations, competition, risks of operations, and growth of the newly acquired businesses. Medical Manager Corporation's management is optimistic about the Company's long-term prospects, however, in considering or evaluating the growth outlook of the Company, it is important to read in conjunction with the following discussion the Risk Factors identified in "Item 1. Business" of this document.

     The Company is a leading provider of comprehensive physician management systems to independent physicians, physician groups, MSOs, IPAs, PPM's, managed care organizations, and other providers of health care services in the United States. The Company's revenue is derived primarily from the licensing of its core product, The Medical Manager practice management software, the furnishing of value-added services and the sale of hardware. The Company's primary focus is on the sale and support of The Medical Manager software and services, while hardware is sold primarily in response to customer demand. Since the development of The Medical Manager system in 1982, the Company's installed base has grown to over 24,000 client sites, making it the most widely installed physician practice management software in the United States.

     The Company derives revenue from systems sales, software licensing and maintenance and other services. Systems sales include sales of The Medical Manager physician practice management system to new customers, sales of The Medical Manager system upgrades and add-ons to existing customers, and sales of The Medical Manager software licenses to independent dealers. Systems sales to new customers include software licensing, hardware, installation, training, 90 days of software warranty, and varying periods of hardware maintenance, depending on the warranty of the manufacturer. System upgrades and add-ons include software licensing, peripheral hardware, installation, and training. Software license sales to independent dealers include software serializations and other services included in independent dealer agreements. Cost of system sales reflects primarily the cost of The Medical Manager software, associated hardware, operating systems, salaries, related benefits, as well as travel and allocations of other overhead costs.

     Maintenance and other revenue includes software and hardware maintenance contracts, additional training, programming, and sales of additional associated products and services such as forms, electronic data interchange (EDI) services, and other products and services not included in system sales. Software maintenance represents revenue derived from maintenance agreements, providing customers with updates and enhancements developed by the Company, and access to the Company's telephone support centers. Hardware maintenance represents revenue derived from maintenance agreements for repairs and preventative maintenance to the hardware. Both hardware and software maintenance are optional to the customer for smaller installations and required for MSO and larger installations. EDI services revenue includes revenues derived from transaction fees, access fees, and rebates associated with the MMNS initiative. Cost of maintenance contracts revenue reflects primarily salaries and related benefits, travel, and allocations of other overhead costs, as well as costs of services and goods related to the delivery of the MMNS products.

     Revenue from software license is recognized upon sale and shipment. For the years ended December 31, 1997 and 1996, revenue from the sale of systems was recognized when the system was installed and when the related client training was completed, as established in Statement of Position 91-1, Software Revenue Recognition. Beginning January 1, 1998, revenue from the sale of systems is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 requires the total contract revenue to be allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and allows for only the allocated revenue to be recognized upon completion of those elements. The effect of the adoption of SOP 97-2 was not significant to the Company's results of operations for the year ended December 31, 1998. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services are recognized as they are provided. Certain expenses are allocated between the cost of sales for systems and maintenance and other based upon management's estimates.

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

SEGMENT INFORMATION

     In 1998, the Company adopted SFAS 131. The segment information below presents the Company's three reportable segments -- (1) Research & Development,
(2) Sales & Marketing and (3) Dealer Network, which represents the Company-owned dealers.

     The Company is organized primarily on the basis of the production, distribution and service processes broken into nine production or distribution units. Six of the distribution and service units have been aggregated into the "Dealer Network" segment. These units derive their revenue from the sale and service of The Medical Manager software. The "Sales & Marketing" unit consists of a single distribution and service unit and derives its revenue from the sale, licensing and distribution of The Medical Manager software to the Dealer Network segment and the independent dealer network. Two of the production units have been aggregated to form the "Research & Development" segment. These units derive their revenue primarily from license royalties fees for The Medical Manager software and other software packages.

     The accounting policies of the segments are the same as those described in "Management Discussion and Analysis: Overview." Segment data includes intersegment revenues. Revenues and net income reported in the Research & Development segment and the Sales & Marketing segment are derived primarily from intersegment sales. The Dealer Network segment purchases software and licenses from the Sales & Marketing segment, which recognizes these sales as revenue. The Research & Development segment then collects royalties from the Sales & Marketing segment as it's primary source of revenues. Sales to the Dealer Network segment by the Sales & Marketing segment are made at the same wholesale price sold to independent dealers. Royalties to the Research & Development segment are based on royalty agreements with Sales & Marketing. The Company evaluates the performance of all three of its segments based on revenues and net income, and additionally, it evaluates the Dealer Network on operating margins.

REVENUES

     The following table reflects actual revenues for the Company's primary business lines (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998      1997     1996
                                                              -------   ------   ------
Systems.....................................................  $ 87.3    $55.0    $32.2
Maintenance and other.......................................    48.6     36.8     16.7
                                                              ------    -----    -----
          Total.............................................  $135.9    $91.8    $48.9
                                                              ======    =====    =====
Systems percentage of total.................................   64.2%    59.9%    65.9%
Maintenance and other percentage of total...................   35.8%    40.1%    34.1%

SEGMENT REVENUES

     The following table reflects actual revenues for the Company's segments (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998      1997     1996
                                                              -------   ------   ------
Research & Development......................................  $ 22.9    $15.7    $12.0
Sales & Marketing...........................................    22.9     17.1      0.0
Dealer Network..............................................   115.2     72.1     38.3
Other and elimination of intersegment sales.................   (25.1)   (13.1)    (1.4)
                                                              ------    -----    -----
Consolidated................................................  $135.9    $91.8    $48.9
                                                              ======    =====    =====

Dealer Network

     The increase in systems revenue between the years ended December 31, 1998 and December 31, 1997 was due to the growth of the Dealer Network as a whole, the inclusion of the Purchased Companies from their respective acquisition date, and the inclusion of three of the Other Founding Companies beginning on February 5, 1997.

     An increase in systems sales volume from upgrades, combined with an increase in the size of individual systems projects, were contributing factors in the Dealer Network's systems revenue growth in 1998. The Dealer Network has experienced an increase in upgrade sales in the current year due to the release of Version 9 of The Medical Manager software in November of 1997. The previous version of The Medical Manager software, Version 8, was released in 1993. The Dealer Network continues to penetrate its base of smaller physician groups and sole practitioners. The Dealer Network also continues to secure more MSO and large IPA contracts, which have a greater average revenue per sale. The Company's Enterprise Business Group ("EBG"), which specifically targets national/regional clients, recently obtained contracts from which $6.8 million of revenue was recognized in the year ended December 31, 1998. By comparison, $3.5 million of revenue was recognized on EBG sales in the year ended December 31, 1997.

     In addition, the Purchased Companies were reflected in the financial statements subsequent to their respective date of acquisition. The largest of the Purchased Companies, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, were acquired on December 31, 1997, thus contributing no results of operations for the year ended December 31, 1997. Together they contributed $7.0 million of system revenues for the year ended December 31, 1998. The remaining 1997 Purchased Companies occurred prior to December 31, 1997, thus their results of operations are reflected in the year ended December 31, 1997, subsequent to their respective acquisition date. In addition, the 1998 Purchased Companies are reflected solely in 1998, subsequent to their respective acquisition date. Finally, three of the Other Founding Companies are included beginning February 5, 1997.

     The increase in systems revenue between the years ended December 31, 1997 and December 31, 1996 was primarily due to the inclusion of three of the Other Founding Companies beginning on February 5, 1997. For the year ended December 31, 1997, the three Other Founding Companies and the Acquired Companies contributed approximately $9.0 million, net of EBG sales, to the increase over 1996. The Dealer Network recognized $3.5 million in EBG systems sales in the year ended December 31, 1997, while no EBG sales were recognized in 1996 since the EBG group was not formed until 1997. Finally, 12 of the Purchased Companies were completed in 1997 and their revenues were included subsequent to their respective acquisition date. There were no material purchases completed during the year ended 1996.

     The increase in maintenance and other revenue in the year ended December 31, 1998 over the year ended December 31, 1997 was also due to the growth of the Dealer Network as a whole, the inclusion of the Purchased Companies subsequent to their respective acquisition date and the inclusion of three of the Other Founding Companies beginning on February 5, 1997. For the year ended December 31, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, both purchased on December 31, 1997, together contributed $4.1 million of maintenance and other revenue. Also, the three Other Founding Companies are included beginning February 5, 1997.

     The increase in maintenance and other revenue between the year ended December 31, 1997 and December 31, 1996 was primarily due to the inclusion of three of the Other Founding Companies beginning on February 5, 1997. For the year ended December 31, 1997, the three Other Founding Companies and the Acquired Companies contributed approximately $11.1 million to the increase over 1996. Finally, 12 of the Purchased Companies were completed in 1997 and their revenues were included subsequent to their respective acquisition date. There were no purchases completed during the year ended 1996.

     The Company obtains a maintenance contract for a minimum of one year with most new systems installed. Therefore, a portion of the Company's maintenance and other revenue is recognized later than billed. Unearned maintenance and other revenue as of December 31, 1998 was $4.6 million and will be recognized in future quarters. The balance of unearned revenues on the accompanying balance sheets represents customer deposits on systems implementation projects. Revenue on these projects will be recognized in future periods as the implementation of the system is completed.

     The shift towards a greater percentage of systems sales during the year ended December 31, 1998 was primarily due to the significant increase in EBG sales and Version 9 upgrade sales. A large percentage of EBG sales revenues are from the software and installation of the hardware and software rather than from the maintenance of the software. The shift towards maintenance and other revenue as a percentage of sales evident between 1997 and 1996 was primarily due the inclusion of the Other Founding Companies beginning February 5, 1997. Three of the Other Founding Companies, included in the Dealer Network segment, have a greater percentage of sales from maintenance and other than do the Research & Development and Sales & Marketing segments which obtain the majority of their revenues from the licensing of The Medical Manager software, which is included in systems revenue.

Sales & Marketing

     The increase in revenues for the Sales & Marketing segment from 1997 to 1998 was primarily the result of an overall increase in the volume of licenses sold to the independent dealers and to the Dealer Network segment. The volume of licenses has increased primarily due to the growth of the Dealer Network as a whole and the release of Version 9 of The Medical Manager software in November of 1997. The Sales & Marketing segment was acquired by MMC on February 4, 1997. Accordingly, revenues for the year ended December 31, 1998 include a full twelve months of results while revenues for the year ended December 31, 1997 include revenues only from February 5, 1997. No revenues are reported for the Sales & Marketing segment for 1996 since their acquisition occurred on February 4, 1997.

Research & Development

     The increase in systems revenues for the Research & Development segment from 1997 to 1998 was primarily a function of an overall increase in sales of licenses through the Sales & Marketing segment, and to a lesser extent, an increase in the pricing structure of intersegment revenues. The increase in maintenance and other revenue for the Research & Development segment was primarily the result of an increase in EDI revenues of $0.8 million from 1997 to 1998. The increase in systems revenues for the Research & Development segment from 1996 to 1997 was primarily the result of an overall increase in sales of licenses through the Sales & Marketing segment. Maintenance and other revenues in 1997 increased over 1996 due to the Research & Development segment recognizing approximately $1.5 million in revenue related to the completion of project-oriented national interface and national EDI agreements which did not exist in the year ended December 31, 1996.

COSTS OF REVENUES, OPERATING EXPENSES AND NON-OPERATING ITEMS

     The following table reflects actual operating expenses for the Company's primary business lines (in millions):

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1997     1996
                                                              ------   ------   ------
Cost of systems revenues....................................  $40.8    $25.0    $16.5
Cost of maintenance and other revenues......................   26.8     20.6      8.6
                                                              -----    -----    -----
          Total cost of revenue.............................  $67.6    $45.6    $25.1
                                                              =====    =====    =====
Selling, general, and administrative........................  $34.9    $26.5    $14.6
Year 2000 litigation expense................................    2.4      0.0      0.0
Research and development....................................    4.5      3.2      2.7
Depreciation and amortization...............................    3.5      1.7      0.7
Systems gross profit percentage.............................   53.3%    54.6%    48.6%
Maintenance and other gross profit percentage...............   44.9%    44.0%    48.5%
          Total gross profit percentage.....................   50.3%    50.4%    48.6%

COSTS OF REVENUES

Dealer Network

     The increase in systems cost of revenue for the year ended December 31, 1998 was due to the growth of systems revenue from the Dealer Network as a whole, including EBG sales, and the inclusion of the Purchased Companies after their respective acquisition dates. The largest of the Purchased Companies, Companion Technologies of Florida, Inc. and Companion Technologies of Texas, were acquired on December 31, 1997. For the year ended December 31, 1998, Companion Technologies of Florida, Inc. and Companion Technologies of Texas together contributed $5.5 million of system cost of revenue. The growth in maintenance cost of revenue in 1998 was primarily due to the inclusion of the Purchased Companies subsequent to their respective acquisition date. Companion Technologies of Florida, Inc. and Companion Technologies of Texas contributed $2.1 million of maintenance and other cost of revenue during the year ended December 31, 1998.

     The increase in systems cost of revenue between the years of 1997 and 1996 was primarily due to the inclusion of three of the Other Founding Companies beginning on February 5, 1997. For the year ended December 31, 1997, the three Other Founding Companies and the Acquired Companies contributed approximately $6.2 million to the increase of system cost of revenue. The increase in maintenance and other cost of revenue was also primarily due to the inclusion of three of the Other Founding Companies. For the year ended December 31, 1997, the three Other Founding Companies and the Acquired Companies contributed approximately $9.6 million to the increase in maintenance and other costs of revenue.

     For the year ended December 31, 1998, systems gross profit percentage declined due to the inclusion of Companion Technologies of Florida, Inc. and Companion Technologies of Texas for 1998 which had a lower gross profit percentage on systems sales than the Dealer Network as a whole. Systems gross profit increased from 1996 to 1997 primarily due to gained efficiencies in the Acquired Companies and the inclusion of EBG sales, which carry a greater gross profit margin, in 1997. Maintenance and other gross profit percentage increased in the year ended December 31, 1998 due to the allocation of costs to a larger basis of revenue. Also contributing to the increase in maintenance and other gross profit percentage was the inclusion of Companion Technologies of Florida, Inc. and Companion Technologies of Texas in the year ended December 31, 1998, both providing a maintenance and other gross profit percentage at a rate greater than the Dealer Network contributed in the year ended December 31, 1997.

     Systems gross profit percentage decreased for the Company as a whole as a result of changes in the sales mix of the Company. The Company has grown primarily from sales to end-users, which produce less gross profit percentage than revenues from licensing. Maintenance and other gross profit percentage declined between the years ended December 31, 1996 and 1997 due to the inclusion of the Other Founding Companies, which maintained a lower gross profit percentage on maintenance and other sales than did the Research & Development segment.

Sales & Marketing

     The increase in the Sales & Marketing's cost of systems revenue and cost of maintenance and other cost of revenue from 1997 to 1998 was primarily the result of a corresponding increase in systems sales and maintenance and other revenues. The systems gross profit margin and the maintenance and other gross profit margin remained relatively consistent between 1997 and 1998. No cost of systems revenues or of maintenance and other revenues are reported for the Sales & Marketing segment for 1996 since their acquisition occurred on February 4, 1997.

Research & Development

     The increase in the Research & Development segment's systems costs of revenues from 1997 to 1998 and from 1996 to 1997 was the result of a corresponding increase in systems revenues. The systems gross profit percentage for the Research & Development segment remained relatively consistent from year to year. The increase in the Research & Development segment's maintenance and other costs of revenues from 1997 to 1998 and from 1996 to 1997 was primarily the result of a corresponding increase in maintenance and other revenues, coupled with an increase in the initial start-up costs of the segment's EDI initiative. These start-up costs caused the maintenance and other gross profit margin to decrease slightly over the two years ended December 31, 1998 and 1997.

OPERATING EXPENSES

     For the year ended December 31, 1998, the increase in selling, general and administrative expenses was attributable to the growth of the Company as a whole, the inclusion of the Other Founding Companies, and the inclusion of the Purchased Companies from their respective date of acquisition. While each segment's selling, general and administrative expenses increased during 1998, selling, general and administrative expenses as a percentage of sales decreased. For the Company as a whole, selling, general and administrative expenses as a percentage of sales decreased to 25.7% in 1998 from 28.8% in 1997 due to the Company benefitting from certain efficiencies, including the consolidation of various operations and office space.

     The Year 2000 litigation expenses represent a one-time charge for the settlement of six of the eight lawsuits brought against the Company during 1998 alleging Year 2000 issues with previous versions of The Medical Manager software. The settlement created a settlement class of all purchasers of Version 7 and 8 and upgrades to Version 9 of The Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these version of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software in addition to the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provides that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the company to make a cash payment of $1.455 million. The Year 2000 expense represents this $1.455 million cash settlement plus expenses related to legal fees and estimated costs of installing the patch product for various customers.

     The increase in research and development expenses of $1.3 million in the year ended December 31, 1998 and $.5 million in the year ended December 31, 1997 resulted from investments in new research and development projects focusing on
(i) graphical user interface and relational database technologies for use in future versions of The Medical Manager software; (ii) significant enhancements in the development of the MSO Enterprise Manager modules; (iii) enhancements of an electronic medical records module; (iv) EDI modules for focusing on pharmaceutical formularies and laboratories; and (v) new web-based products.

     Depreciation and amortization increased in the year ended December 31, 1998 and in the year ended December 31, 1997 from increased amortization of goodwill from the Purchased Companies. To a lesser degree, depreciation expense also increased due to additional capital equipment required for operational initiatives and general infrastructure improvements.

NON-OPERATING ITEMS

     Interest income consisted primarily of interest earned from the investment of the proceeds from the IPO and the Company's SPO of Common Stock, which occurred in April 1998. Interest expense is from notes issued and assumed in connection with the mergers and the acquisitions of the Acquired Companies and the Purchased Companies.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain selected statements of cash flow information for the periods presented (in millions):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998     1997      1996
                                                              ------   -------   ------
Net cash provided by operations.............................  $11.9    $   .2    $ 7.8
Net cash used in investing activities.......................   (7.9)    (14.2)     (.5)
Net cash provided by (used in) financing activities.........   38.7      17.8     (6.2)
                                                              -----    ------    -----
  Net increase in cash and cash equivalents.................  $42.7    $  3.8    $ 1.1
                                                              =====    ======    =====

     Substantially all of the cash provided by operating activities for 1998 resulted from net income of $15.8 million and an increase in accounts payable and accrued expenses of $2.9 million, reduced by an increase in accounts receivable of $10.2 million. The increase in accounts payable and accrued expenses primarily is the result of the accrual of the unpaid Year 2000 litigation expenses of approximately $2.1 million. The increase in accounts receivable is primarily due to the significant growth in the volume of sales, coupled with the fact that there has been a shift to a greater percentage of sales to end-users, which have an extended period of collection as compared to sales to dealers.

     Investing activities included the purchase of approximately $3.9 million of property and equipment and the payment of approximately $4.1 million for certain of the Purchased Companies acquired during 1998.

     Cash flows from financing activities results primarily from proceeds of approximately $42.3 million from the Company's SPO in April 1998. In addition, there were proceeds of approximately $2.0 million from the issuance of stock in connection with the exercise of the Company's stock options granted to employees. Finally, there were payments of approximately $5.3 million on the debt assumed in connection with the Acquired Companies and the Purchased Companies.

     For the year ended December 31, 1997, substantially all of the net cash generated by operating activities resulted from net income of $9.7 million, reduced by the increase in accounts receivable of $5.9 million, the decrease of accounts payable of $1.9 million, and the decrease of customer deposits and deferred revenue of $1.1 million. The increase in accounts receivable is primarily due to the significant growth in the volume of sales, coupled with the fact that there has been a shift to a greater percentage of sales to end-users, which have an extended period of collection as compared to sales to dealers. The decrease in accounts payable and accrued expenses includes $1.4 million in accounts payable of the Other Founding Companies as well as a general reduction in payable days outstanding for the Acquired Companies and Purchased Companies. The customer deposits and deferred maintenance revenue decrease of $1.1 million stems primarily from the mergers and acquisitions in the year ended December 31, 1997. The Purchased Companies and Acquired Companies, on the date acquired, had customer deposits and deferred maintenance balances of $2.5 million greater than at December 31, 1997, relating primarily to the timing of revenue recognition. In addition, MMR&D had increased customer deposits of $0.4 million at December 31, 1996 over December 31, 1997, also the result of timing issues.

     Investing activities included the purchase of $1.3 million of fixed assets in the ordinary course of business and amounts paid for the Other Founding Companies and the Purchased Companies of $13.2 million.

     Cash flows from financing activities includes cash flows from the IPO, payments of debt acquired from the Founding Companies as well as the Acquired and Purchased Companies, and payments of dividends by MMR&D in 1997 prior to the IPO. On February 4, 1997, the Company completed the IPO of 6,000,000 shares of Common Stock, resulting in net proceeds of approximately $58.4 million. Approximately $46.9 million of the net proceeds were used to pay the cash portion of the purchase price for the Founding Companies, including $35.0 million paid to MMR&D. Payments on notes payable include the payment, in full, of the $5.7 million of the assumed debt of the Acquired and Purchased Companies. In addition, $2.0 million was paid on debt issued in connection with the purchase of one of the Purchased Companies. Lastly, cash dividends paid by MMR&D and the Acquired Companies prior to the IPO and their respective purchase dates total $3.1 million.

     For the year ended 1996, the Company generated net income of $5.2 million. Combined with the adjustments to reconcile net income to cash and an increase in accounts payable and accrued expenses, operating activities added $7.8 million to cash flows. Accounts receivable increased $.7 million as a result of the revenue increase from 1995 to 1996. Customer deposits and deferred maintenance liabilities increased $1.7 million from 1995 to 1996 as a result of timing of jobs in progress at December 31, 1996 for the Acquired Companies. Also, MMR&D had customer deposits of $0.4 million greater at December 31, 1996 than at December 31, 1995 as a result of timing issues. Investing activities reflect the substantial completion of the facilities built by MMR&D in the prior years. Financing activities include dividends paid by MMR&D and other Acquired Companies to their stockholders.

     On January 14, 1998, the Company entered into a $10.0 million line of credit agreement with NationsBank of Tampa. The line of credit matures on May 31, 1999. The line of credit bears interest at Prime or LIBOR, at the election of the borrower, plus an applicable margin, as defined in the agreement. This debt instrument is due on demand. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends. No amounts were outstanding on this line of credit as of December 31, 1998.

     The Company's cash and cash equivalents equaled $49.6 million at December 31, 1998. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. These cash equivalents are predominately in U.S. dollar domestic tax free municipal instruments.

     The Company believes the net proceeds from the sale of Common Stock in the SPO in April 1998, together with existing cash and cash equivalents and future funds generated from operations will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. The Company's cash and cash equivalents are expected to be used to repay acquisition-related indebtedness, for possible future acquisitions and for working capital and other general corporate purposes. The Company's cash and cash equivalents are also managed to be available for strategic investment opportunities or other potential cash needs that may arise in the pursuit of the Company's long-term strategies.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 issue relates to whether computer systems will properly recognize and process information relating to dates in and after the year 2000. These systems could fail or produce erroneous results if they cannot adequately process dates beyond the year 1999 and are not corrected. Significant uncertainty exists in the software industry concerning the potential consequences that may result from the failure of software to adequately address the Year 2000 issue.

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

     FINANCIAL AND ACCOUNTING SYSTEMS. In the second quarter of 1998, the Company purchased a Year 2000 compliant version of its financial and accounting software. All subsidiaries of the Company have been using the Year 2000 compliant version of the accounting system since that time. The cost of the upgrade of the accounting systems was insignificant and, in accordance with Company policy, was capitalized to be amortized over its appropriate life.

     HUMAN RESOURCE SYSTEMS. For the year ended December 31, 1998, the Company used an outside vendor to process payroll. The Company made a decision to internalize the payroll function by January 1, 1999. The Company's Human Resources Department purchased a software package which is certified as Year 2000 compliant by the author, created the database for use with the software and tested the software during the fourth quarter of 1998. The Company's payroll went live on the new software on January 1, 1999. The cost of the new Human Resources system and database was insignificant and, in accordance with Company policy, was capitalized to be amortized over its appropriate life.

     CUSTOMER SUPPORT CALL MANAGEMENT SYSTEMS. The Company uses a software package to assist in recording, assigning and clearing of customer hardware and support calls. In the second quarter of 1998, the Company purchased a new software package, which is Year 2000 compliant, to perform these functions. The software was tested concurrently with the Company's previous support call management software for one month and is now in use by four subsidiaries of the Company. The Company intends to have all subsidiaries on the new call management system by the end of 1999. The Company's previous support software was earmarked for replacement without regard for the Year 2000 issue and thus the cost of the system is not considered a part of the Company's costs of Year 2000 compliance.

     TELECOMMUNICATIONS SYSTEMS. Telecommunications systems of the Company include not only voice communications, but significant data communications systems such as e-mail and an internal network providing each subsidiary access to servers located at the corporate offices. In October 1998, the Company selected a single national vendor for all voice and data communications throughout the Company. This vendor has provided a statement of their Year 2000 general plan which provides for a March 31, 1999 target completion date to be completely Year 2000 compliant. The implementation of the new system is expected to save the Company approximately $0.5 million over the next two years and thus, the cost of the initial outlay for making the telecommunications systems Year 2000 compliant will be fully recovered.

     VARIOUS GENERAL AND ADMINISTRATIVE SOFTWARE. As a result of the Year 2000 Compliance Team's efforts, the Company has noted that a portion of the current in-house personal computers are known to be non-Year 2000 compliant. Some workstations also have software programs installed which are not Year 2000 compliant. The Company has defined a minimum standard Year 2000 compliant workstation with standardized software. The target date to have all workstations in line with the minimum standard is March 31, 1999. Approximately 98% of this project has been completed. The costs of upgrading all remaining workstations is estimated to be less than $0.3 million.

     OTHER DATABASES. The Year 2000 Compliance Team has recognized two critical databases used internally by the Company. The Network Services Client Enrollment database is currently Year 2000 compliant. The Medical Manager Software Serialization Database is stored in an internally written database which is not Year 2000 compliant. The Company has scheduled an upgrade of this database to Access 97, a completely Year 2000 compliant database package, for the third quarter of 1999. The estimated costs of this upgrade will be the cost of salaried employees which should not exceed $50,000 per quarter through the year 1999.

     THIRD PARTY RELATIONSHIPS. The third party relationships identified as critical to the Company's operations are computer hardware distributors and shipping companies. As part of a standardization initiative which began in late 1997, the Company has partnered with three national distributors to supply all hardware and third party software products sold to clients. All three companies have provided documents stating that they are Year 2000 compliant. In addition, all shipping companies used by the Company and other vendors have provided documents stating their Year 2000 readiness.

     The Company intends to continue to monitor the Year 2000 compliance of its internal software and hardware packages, telecommunications systems, and vendors. In the event that any of the Company's systems, or any of the Company's vendors' systems, do not meet the Year 2000 requirement by December 31, 1999, the Company could experience difficulties, including but not limited to, in processing sales and other financial information, customer support calls, serializations of the Company's product, and orders of supplies from vendors. This could have a materially adverse affect on the Company's financial position, results of operations, or business. Although the Company expects its systems, and its vendors' systems, to be Year 2000 compliant on or before December 31, 1999, it cannot predict the success of the Company's Year 2000 compliance program. The Company does not anticipate problems with the Year 2000 preparedness of its internal hardware and software. If the Company experiences a failure in its Year 2000 preparedness, the Company's contingency plan includes the redeployment of experienced staff to address those Year 2000 compliance issues.

     PROPRIETARY (EXTERNAL SOFTWARE)

     The Year 2000 issue also creates risk for the Company from problems that may be experienced by customers of its software. While Version 9 of The Medical Manager practice management system, which was commercially released in November 1997, is Year 2000 compliant, prior versions of the system are not. The Company has encouraged users of pre-Version 9 versions of The Medical Manager software to upgrade to Version 9 in order to become Year 2000 compliant. In August of 1998, the Company announced that it was developing and had begun in-house testing of a patch that would allow its previous version, Version 8, first released in November 1993, to handle the date change to the new century. This patch, Version 8.12, is now available for general distribution to its independent sales offices for installation for users of Versions 7 and 8. However, there is no assurance that Versions 7 and 8, with or without the Year 2000 patch will not create additional issues for users of the software including, but not limited to, additional costs for upgraded hardware, additional costs for new operating systems and personnel training, additional costs for conversion of Version 7 data, and the fact that Versions 7 and 8 do not take into account current industry and regulatory requirements. Version 9 will remain the only enhanced and maintained version of the software.

     A class action lawsuit was brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. Seven additional lawsuits were also brought against the Company, each purporting to sue on behalf of those similarly situated and raising essentially the same issues. In December 1998, the Company preliminarily entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The settlement created a settlement class of all purchasers of Version 7 and 8 and certain upgrades to Version 9 of The Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these versions of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software with the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provides that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the Company to make a cash payment of $1.455 million. The settlement was approved by the District Court of New Jersey on March 15, 1999. Pursuant to the settlement, the Company was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Version 7 and 8 except 29 users who "opted-out" of the class settlement.

     While the Company does not believe costs incurred by the Company to distribute and install the Year 2000 patch will be material, there can be no assurance that such costs will not have a material adverse effect on the Company's financial condition or results of operations. Additionally, there can be no assurance that the existence of the Year 2000 patch will not delay or reduce the migration of users to Version 9 from earlier versions. Further, if Version 9 or other customers experience significant difficulties as a result of the Year 2000 issue, or if the Company encounters difficulties in responding in a timely manner to customer requests to upgrade to Version 9, there could be a material adverse impact on the Company's results of operations, financial condition or business.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. The Company adopted SFAS No. 130 during the year ended December 31, 1998. For the years ended December 31, 1998, 1997 and 1996 there were no components of comprehensive income other than net income.

     SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". In 1998, the Company adopted SFAS 131, which requires a "management"approach of disclosing segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the years ended December 31, 1998, 1997 and 1996, there was no impact on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not currently maintain any derivative investments nor does it conduct any hedging activities, therefore, SFAS 133 is not expected to impact the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's cash and cash equivalents are predominantly in U.S. dollar domestic tax free municipal instruments which are not significantly affected by changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the following Index to Consolidated Financial Statements. The supplementary data is included in Part IV, Item 14. In addition, the financial statements of four of the Founding Companies included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 1997 are incorporated herein by reference.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
1.   Report of Independent Accountants...........................   37
2.   Consolidated Balance Sheets as of December 31, 1998 and
       1997......................................................   38
3.   Consolidated Statements of Operations for the Years Ended
       December 31, 1998, 1997 and 1996..........................   39
4.   Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1998, 1997 and 1996..............   40
5.   Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997 and 1996..........................   41
6.   Notes to the Consolidated Financial Statements..............   42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Medical Manager Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under item 14(a) (1) present fairly, in all material respects, the financial position of Medical Manager Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

February 5, 1999, except for the second paragraph of
Note 13, the second paragraph of Note 14 and the first paragraph of Note 14, as to which the dates are March 2, 1999, March 15, 1999 and March 17,
1999, respectively

                          MEDICAL MANAGER CORPORATION

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................    $ 49,583       $ 6,901
  Accounts receivable, net of allowance of $2,413 and
     $1,392, respectively...................................      27,624        17,769
  Inventory.................................................       1,673         2,517
  Prepaid expenses and other current assets.................       1,707         2,813
  Deferred income taxes.....................................       1,291           727
                                                                --------       -------
          Total current assets..............................      81,878        30,727
PROPERTY AND EQUIPMENT, net.................................       8,888         6,724
GOODWILL AND OTHER INTANGIBLES, net.........................      28,266        23,775
OTHER ASSETS................................................       1,354           125
                                                                --------       -------
          Total assets......................................    $120,386       $61,351
                                                                ========       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable, current....................................    $  2,438       $ 5,115
  Accounts payable and accrued liabilities..................      11,855         8,582
  Customer deposits and deferred maintenance revenue........       8,350         9,466
  Income taxes payable......................................       1,021           617
                                                                --------       -------
          Total current liabilities.........................      23,664        23,780
LONG-TERM OBLIGATIONS, net of current maturities............       2,243         4,224
                                                                --------       -------
          Total liabilities.................................      25,907        28,004
                                                                --------       -------
Commitments and contingencies (Notes 4, 5 and 13)
STOCKHOLDERS' EQUITY
  Preferred stock, 500,000 shares authorized, none issued
  and outstanding Common stock, $.01 par value, 50,000,000
  shares authorized.........................................         221           203
  Additional paid-in capital................................      75,704        29,818
  Retained earnings.........................................      18,554         3,326
                                                                --------       -------
          Total stockholders' equity........................      94,479        33,347
                                                                --------       -------
          Total liabilities and stockholders' equity........    $120,386       $61,351
                                                                ========       =======

         See accompany notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Revenue
  Systems...................................................  $87,317   $55,028   $32,229
  Maintenance and other.....................................   48,595    36,800    16,659
                                                              -------   -------   -------
     Total revenue..........................................  135,912    91,828    48,888
                                                              -------   -------   -------
Cost of revenue
  Systems...................................................   40,802    24,978    16,565
  Maintenance and other.....................................   26,796    20,604     8,582
                                                              -------   -------   -------
     Total costs of revenue.................................   67,598    45,582    25,147
                                                              -------   -------   -------
          Gross margin......................................   68,314    46,246    23,741
                                                              -------   -------   -------
Operating expenses
  Selling, general and administrative.......................   34,877    26,450    14,560
  Year 2000 litigation expenses.............................    2,366         0         0
  Research and development..................................    4,506     3,170     2,672
  Depreciation and amortization.............................    3,488     1,688       661
                                                              -------   -------   -------
     Total operating expenses...............................   45,237    31,308    17,893
                                                              -------   -------   -------
          Income from operations............................   23,077    14,938     5,848
Other income (expense)
  Interest expense..........................................     (170)     (288)     (200)
  Interest income...........................................    1,571       610       119
  Other income (expense)....................................      (39)      110      (570)
                                                              -------   -------   -------
Income before income taxes..................................   24,439    15,370     5,197
Income taxes................................................    8,666     5,678         9
                                                              -------   -------   -------
          Net income........................................  $15,773   $ 9,692   $ 5,188
                                                              =======   =======   =======
Basic earnings per share (Note 8):..........................  $  0.73   $  0.48
                                                              =======   =======
Diluted earnings per share (Note 8):........................  $  0.70   $  0.47
                                                              =======   =======

        See accompanying notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                    COMMON STOCK     ADDITIONAL
                                                   ---------------    PAID IN     RETAINED
                                                   SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                                   ------   ------   ----------   --------   --------
Balance, January 1, 1996, as restated............   8,583    $ 86     $  1,660    $ 2,749    $  4,495
  Dividends......................................                                  (8,691)     (8,691)
  Other..........................................                          (33)                   (33)
  Net income.....................................                                   5,188       5,188
                                                   ------    ----     --------    -------    --------
Balance, December 31, 1996.......................   8,583      86        1,627       (754)        959
  Dividends......................................                                  (5,567)     (5,567)
  Issuance of common stock at the Offering,
     net.........................................   6,000      60       58,170                 58,230
  Mergers:
     Payments to MMR&D Stockholder...............                      (35,062)               (35,062)
     Issuance of Common Stock and payment to
       other Founding Companies' stockholders,
       net.......................................   5,335      53       (1,609)                (1,556)
  Acquisitions:
     Issuance of Common Stock for Acquisitions of
       Purchased Companies.......................     380       4        6,521                  6,525
     Contributions from former stockholders of
       certain of the Acquired Companies.........                           45        (45)          0
  Stock options exercised........................      11       0          126                    126
  Net income.....................................                                   9,692       9,692
                                                   ------    ----     --------    -------    --------
Balance, December 31, 1997.......................  20,309     203       29,818      3,326      33,347
  Dividends......................................                                    (545)       (545)
  Secondary public offering, net of transaction
     costs.......................................   1,500      15       42,245                 42,260
  Acquisitions:
     Issuance of Common Stock for Acquisitions of
       Purchased Companies.......................      21       0          572                    572
  Stock options exercised and related tax
     benefit.....................................     230       3        3,069                  3,072
  Net income.....................................                                  15,773      15,773
                                                   ------    ----     --------    -------    --------
Balance, December 31, 1998.......................  22,060    $221     $ 75,704    $18,554    $ 94,479
                                                   ======    ====     ========    =======    ========

        See accompanying notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1998       1997      1996
                                                              -------   --------   -------
Cash flows from operating activities:
  Net income................................................  $15,773   $  9,692   $ 5,188
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    3,488      1,688       661
    Deferred income taxes...................................     (563)      (615)        0
    Loss on sale of property and equipment..................        0          6         1
    Loss on impaired asset..................................        0          0       533
    Realized gain on marketable securities..................        0        (52)       (8)
  Changes in assets and liabilities, net of effects from
    acquisitions
    Accounts receivable.....................................  (10,229)    (5,863)     (687)
    Inventory...............................................      503       (908)      258
    Prepaid expenses and other assets.......................     (187)    (1,119)     (227)
    Accounts payable and accrued liabilities................    3,021     (1,914)      381
    Customer deposits and deferred maintenance revenue......   (1,323)    (1,093)    1,724
    Income taxes payable....................................    1,497        345         8
                                                              -------   --------   -------
  Net cash provided by operating activities.................   11,980        167     7,832
                                                              -------   --------   -------
Cash flow from investing activities:
  Purchases of investments..................................      (30)         0       (61)
  Proceeds from sale of investments.........................       30        264       110
  Purchases of property and equipment.......................   (3,891)    (1,342)     (641)
  Proceeds from sale of property and equipment..............        0         47        50
  Payments for acquisitions made, net of cash acquired......   (4,069)   (13,189)        0
                                                              -------   --------   -------
  Net cash used in investing activities.....................   (7,960)   (14,220)     (542)
                                                              -------   --------   -------
Cash flow from financing activities:
  Proceeds from the issuance of notes payable...............      196        333       609
  Payments of notes payable.................................   (5,261)    (7,704)     (806)
  Due to affiliates.........................................        0      4,998        17
  Repurchase of treasury shares by one of the Acquired
    Companies...............................................        0          0       (86)
  Net proceeds from the issuance of common stock............   42,260     58,230         0
  Proceeds from the exercise of stock options...............    2,012        126         0
  Equity contributions from a certain shareholder of one of
    the Acquired Companies..................................        0          0        55
  Payments made to stockholder of MMR&D.....................        0    (35,062)        0
  Dividends.................................................     (545)    (3,080)   (5,982)
                                                              -------   --------   -------
  Net cash provided by (used in) financing activities.......   38,662     17,841    (6,193)
                                                              -------   --------   -------
Net change in cash and cash equivalents.....................   42,682      3,788     1,097
                                                              -------   --------   -------
Cash and cash equivalents:
  Beginning of period.......................................    6,901      3,113     2,016
                                                              -------   --------   -------
  End of period.............................................  $49,583   $  6,901   $ 3,113
                                                              =======   ========   =======
Non-cash dividends..........................................  $     0   $  2,468   $ 2,709
                                                              =======   ========   =======
Cash paid for interest:.....................................  $    87   $    275   $   211
                                                              =======   ========   =======
Cash paid for taxes:........................................  $ 7,435   $  5,726   $    17
                                                              =======   ========   =======

        See accompanying notes to the consolidated financial statements.

                          MEDICAL MANAGER CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Medical Manager Corporation ("MMC") was founded on July 10, 1996 to bring together the research and development, sales, marketing and support resources for The Medical Manager(R) software, a leading physician practice management system for independent physicians, physician groups, management service organizations ("MSOs"), Physician Practice Management companies ("PPMs"), independent practice associations ("IPAs"), managed care organizations and other providers of health care services in the United States. On February 4, 1997, MMC acquired in separate mergers (the "Mergers") simultaneously with the consummation of the initial public offering ("IPO"), five companies: (i) Medical Manager Research & Development, Inc. (formerly Personalized Programming, Inc.) ("MMR&D"), the owner and developer of The Medical Manager software; (ii) Medical Manager Sales & Marketing, Inc. (formerly Systems Plus, Inc.) ("MMS&M"), the long-time national distributor of the software; (iii) Medical Manager Southeast (formerly National Medical Systems, Inc.) ("MMSE"), a national dealer located in Tampa, Florida; (iv) Medical Manager Northeast (formerly RTI Business Systems, Inc.) ("MMNE"), a large, regional dealership in Albany, New York; and (v) Medical Manager Midwest, Inc. (formerly Systems Management, Inc.) ("MMMW"), a large, regional dealership in South Bend, Indiana (collectively, the "Founding Companies"), which became separate, wholly-owned subsidiaries of MMC. The aggregate consideration paid by MMC for the Founding Companies was approximately $46.9 million in cash and 11.7 million shares of MMC's common stock par value $.01 per share (the "Common Stock") for an aggregate value of $175.7 million. The acquisitions were accounted for as a combination of the Founding Companies at historical cost for accounting purposes. MMR&D is identified as the acquirer for financial statement presentation purposes and is presented on a combined basis with MMC from July 10, 1996. MMC conducted no significant operations and generated no revenue prior to the closing of the IPO.

     During the year ended December 31, 1997, MMC or its affiliates executed and closed agreements to acquire 10 resellers (the "1997 Acquired Companies") of The Medical Manager software. These acquisitions were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the 1997 Acquired Companies consisted of 1,644,836 shares of Common Stock.

     Also during the year ended December 31, 1997, MMC or its affiliates executed and closed definitive agreements to acquire substantially all of the assets or all of the outstanding equity securities of the following 12 resellers (the "1997 Purchased Companies") of The Medical Manager software.

COMPANY ACQUIRED                                  DATE OF ACQUISITION            LOCATION
----------------                                  -------------------            --------
Artemis, Inc.                                     July 30, 1997         Indianapolis, Indiana
Package Computer Systems, Inc. d/b/a PAC-COMP     August 1, 1997        Sterling Heights, Michigan
Boston Computer Systems, Inc.                     August 6, 1997        Norwood, Massachusetts
Matrix Computer Consultants, Inc.                 September 5, 1997     Norman, Oklahoma
Professional Management Systems, Inc.             September 10, 1997    St. Charles, Illinois
AMSC, Inc., together with its wholly owned                              Orlando, Florida and
  subsidiary, AMSC Midwest, Inc.                  September 11, 1997    Topeka, Kansas
Data Concepts, Inc.                               October 30, 1997      Boise, Idaho
Medical Systems, Consultants, Inc.                October 30, 1997      Boise, Idaho
Advanced Practice Management, Inc.                November 10, 1997     San Diego, California
Medico Support Services, Inc.                     November 18, 1997     Salem, Oregon
Companion Technologies of Florida, Inc.           December 31, 1997     Tampa, Florida
Companion Technologies of Texas                   December 31, 1997     Arlington, Texas

                          MEDICAL MANAGER CORPORATION

     The 1997 Purchased Companies were accounted for using the purchase method of accounting. The aggregate consideration paid for the 1997 Purchased Companies was 380,230 shares of Common Stock, $4,265,866 in cash and the issuance of $6,000,000 in debt.

     During the year ended December 31, 1998, MMC or its affiliates executed and closed agreements to acquire the following resellers of The Medical Manager software (the "1998 Acquired Companies"): (i) Medical Practice Support Services, Inc. ("MPSS") based in Pittsburgh, Pennsylvania; (ii) Health Care Management Solutions, Inc. d/b/a Healthcare Informatics, Inc. ("HCMS") based in Springfield, Illinois ; (iii) Strategic Systems, Inc. ("Strategic") based in Denver, Colorado; (iv) Intelligent Concept, Ltd. (U.S.A.) ("IC") based in Los Angeles, California; (v) Health-Tech Systems, Inc. ("Health-Tech") based in El Paso, Texas; (vi) Healthcare Automation Associates, Inc. ("HAA") based in Phoenix, Arizona; (vii) Qualified Technology, Inc. ("Qualified") based in Baton Rouge, Louisiana; (viii) Medical Systems, Inc. ("MSI") based in Dallas, Texas;
(ix) Prism Microcomputers, Inc. ("Prism") based in Fairfax, Virginia; (x) Advantage Medical Systems, Inc. ("Advantage") based in Hurricane, West Virginia;
(xi) Medical Design and Images, Inc. ("Medical Design") based in Austin, Texas;
(xii) Lee Data Systems, Inc. ("Lee Data") based in Plymouth Meeting, Pennsylvania; and (xiii) MedData Corporation ("MedData") based in Elliot City, Maryland. The acquisitions of the 1998 Acquired Companies were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the 1998 Acquired Companies consisted of 567,823 shares of Common Stock.

     During the year ended December 31, 1998, MMC or its affiliates executed and closed agreements to acquire substantially all of the assets, or all of The Medical Manager assets, of the following resellers ("the 1998 Purchased Companies") of The Medical Manager software:

COMPANY ACQUIRED                 DATE OF ACQUISITION  LOCATION
----------------                 -------------------  --------
Management Integrated Solutions  April 4, 1998        Houston, Texas
CSA Provider Services            June 25, 1998        Phoenix, Arizona
Wahltek, Inc.                    September 1, 1998    Des Moines, Iowa
LLBC Enterprises, Inc.           September 21, 1998   San Antonio, Texas
Circle Software                  November 30, 1998    Ft. Lauderdale, Florida
ProMed Systems, Inc.             December 31, 1998    New Haven, Connecticut
MSO Billing Services, Inc.       December 31, 1998    Dallas, Texas

     The acquisitions of the 1998 Purchased Companies were accounted for using the purchase method of accounting. The aggregate consideration paid for the 1998 Purchased Companies consisted of 21,445 shares of the MMC's Common Stock and $4,082,500 in cash.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying financial statements have been presented on a consolidated basis for the years ended December 31, 1998, 1997 and 1996. The consolidated financial statements include MMC and its wholly owned subsidiaries. All significant intercompany balances and intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements

                          MEDICAL MANAGER CORPORATION
include MMC, MMR&D and the Acquired Companies through February 4, 1997, the date of MMC's acquisition of the Founding Companies, after which the historical financial statements reflect the results of MMC, MMR&D, the Acquired Companies, and the other Founding Companies. The results of the Purchased Companies are reflected subsequent to their respective acquisition date. The accompanying financial statements have been adjusted retroactively to show the effect of the acquisitions of the Acquired Companies as if they had occurred on January 1, 1996.

     Revenue Recognition. Revenue from software licenses is recognized upon sale and shipment. For the years ended December 31, 1997 and 1996, revenue from the sale of systems was recognized when the system was installed and when the related client training was completed, as established in Statement of Position ("SOP") 91-1, Software Revenue Recognition. Beginning January 1, 1998, revenue from the sale of systems is recognized in accordance with SOP 97-2, Software Revenue Recognition. SOP 97-2 requires the total contract revenue to be allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and allows for only the allocated revenue to be recognized upon completion of those elements. The effect of the adoption of SOP 97-2 was not significant to the Company's results of operations for the year ended December 31, 1998. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services are recognized as they are provided. Certain expenses are allocated between the cost of revenue for systems and maintenance and other based upon revenue, which basis management believes to be reasonable.

     Goodwill and Other Intangibles. Goodwill and other intangibles consist of covenants not to compete and goodwill arising from business acquisitions, detailed as follows (in thousands):

                                                               1998      1997
                                                              -------   -------
Goodwill arising from business acquisitions.................  $30,032   $24,523
Covenants not to compete....................................      300       227
                                                              -------   -------
Total gross goodwill and other intangibles..................   30,332    24,750
Accumulated amortization....................................    2,066       975
                                                              -------   -------
Total net goodwill and other intangibles....................  $28,266   $23,775
                                                              =======   =======

     The covenants not to compete are being amortized over periods of two to three years and the goodwill arising from business acquisitions is being amortized over a 20 year period.

     Asset Impairment. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment. The Company periodically assesses whether there has been a permanent impairment of its long-lived assets, in accordance with SFAS No. 121. No write-down of assets due to impairment was required in the years ended December 31, 1998 or 1997. Approximately $500,000 of goodwill was recorded by one of the Acquired Companies, prior to their acquisition by the Company, and was written off in the year ended December 31, 1996.

     Property and Equipment. Property and equipment are stated at cost. Additions and major renewals are capitalized. Repairs and maintenance are charged to expense as incurred. Upon disposal, the related cost and accumulated depreciation are removed from the accounts, with the resulting gain or loss included in income. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is provided for over the shorter of the estimated service life of the leased asset or the lease term using the straight-line method.

                          MEDICAL MANAGER CORPORATION

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

     Cash and Cash Equivalents. The Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. These cash equivalents are predominantly in U.S. dollar domestic tax free municipal instruments.

     Income Taxes. The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years differences between the tax basis of assets and liabilities and their financial reported amounts at each year end based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized. See Note 11.

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

     Concentration of Credit Risk. The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. With regard to accounts receivables, credit risk is limited due to the wide variety of customers in the health care industry and the geographic areas into which the Company's systems and services are sold. With regards to cash, the Company places its funds with high credit quality institutions. At times, such monies may be in excess of the FDIC or other insurance limits, however, the Company has not experienced any losses in such accounts.

     Non-cash Transactions. Non-cash investing and financing activities during the year ended December 31, 1998 included the purchase of approximately $2.3 million of assets of the 1998 Purchased Companies through the assumption of liabilities and the issuance of Common Stock and the purchase of equipment through the assumption of a lease obligation. Non-cash transactions during the year ended December 31, 1997 included the purchase of approximately $23.7 million of assets of the other Founding Companies and the 1997 Purchased Companies through the assumption of liabilities and the issuance of Common Stock.

     Reclassifications. Certain prior year amounts have been reclassified to conform with 1998 presentations. These reclassifications had no impact on net income or stockholders' equity.

     Segment Reporting. In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management"approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of

                          MEDICAL MANAGER CORPORATION

FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information. See Note 12.

     Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. The Company adopted SFAS No. 130 during the year ended December 31, 1998. For the years ended December 31, 1998, 1997 and 1996 there were no components of comprehensive income other than net income.

     Employee Benefits Disclosures. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the Financial Accounting Standards Board issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the years ended December 31, 1998, 1997 and 1996, there was no impact on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not maintain any derivative investments nor does it conduct any hedging activities, therefore, SFAS 133 is not expected to impact the Company.

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                               1998      1997
                                                              -------   -------
Land and improvements.......................................  $   375   $   360
Buildings...................................................    2,253     2,253
Furniture and fixtures......................................    2,964     2,458
Office equipment and computers..............................    7,952     5,328
Software....................................................      871       160
Vehicles....................................................      918       880
Leasehold improvements......................................      533       288
                                                              -------   -------
                                                               15,866    11,727
Less accumulated depreciation...............................   (6,978)   (5,003)
                                                              -------   -------
Net property and equipment..................................  $ 8,888   $ 6,724
                                                              =======   =======

     Depreciation expense was approximately $2.1 million, $1.1 million, and $609,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                          MEDICAL MANAGER CORPORATION

4. NOTES PAYABLE

     Notes payable at December 31, 1998 and 1997 consist of the following (in thousands):

                                                               1998     1997
                                                              ------   ------
Note payable, stockholder (AAA distribution)(1) Interest:
  5.8%, repaid in 1998......................................  $    0   $  693
Notes payable, stockholders Interest: various between 0% and
  11%, repaid in 1998.......................................       0      404
Notes payable, remainder of purchase price for
  acquisitions(2) Interest: 5.5%............................   4,116    6,294
Promissory note, ($250,000 note)(3) Interest: 18%...........     250      250
Lines of credit(4) Interest: various between lender base
  plus 2% and 10.5%, repaid in 1998.........................       0      189
Notes payable, various Interest: various between 6% and
  12.75%, repaid in 1998....................................       0      278
Mortgages payable Interest: 9%, repaid in 1998..............       0    1,112
Non-compete agreements Due: various monthly amounts through
  1998, repaid in 1998......................................       0       34
Obligations under capital leases............................     315       85
                                                              ------   ------
Total debt..................................................   4,681    9,339
Less current maturities.....................................   2,438    5,115
                                                              ------   ------
Long-term debt..............................................  $2,243   $4,224
                                                              ======   ======

---------------

(1) Upon consummation of the IPO, MMR&D elected to terminate its S Corporation status. The Notes Payable, Stockholder (AAA Distribution) represented amounts due to the stockholder of MMR&D for dividends equal to the estimated balance in the S Corporation's Accumulated Adjustment Account as of February 4, 1997.
(2) The Notes payable for the remainder of the purchase price for acquisitions are due as follows: $25,000 due on demand; $2,000,000 due January 15, 1999; $50,000 due April 7, 1999; $41,000 due June 29, 1999; $2,000,000 due January
    15, 2000.
(3) On August 10, 1994, one of the Acquired Companies entered into a note payable in the amount of $250,000. The note was issued in connection with the Acquired Company's purchase of certain assets of Solutions Plus, Inc. The note is payable in 48 monthly installments, beginning September, 1994. Payment of this note is in dispute. The Company has not made payments according to its terms; accordingly, the Company may be considered to be in default. As a result of the potential default, the entire principal amount, plus accrued interest of $99,900, has been recorded as a current liability.
(4) These lines of credit were all closed during the year ended December 31, 1998.

     On January 14, 1998, the Company entered into a $10.0 million line of credit agreement with NationsBank of Tampa. The line of credit matures on May 31, 1999. The line of credit bears interest at Prime or LIBOR, at the election of the borrower, plus an applicable margin, as defined in the agreement. This debt instrument is due on demand. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends. As of December 31, 1998 and 1997, there were no outstanding balances on this line of credit.

                          MEDICAL MANAGER CORPORATION

     Future minimum payments under all other debt obligations, excluding capital lease obligations, during the fiscal years subsequent to December 31, 1998 are as follows (in thousands):

1999........................................................  $2,366
2000........................................................   2,000
                                                              ------
Total.......................................................   4,366
Less current maturities.....................................   2,366
                                                              ------
Long-term portion...........................................  $2,000
                                                              ======

     Future minimum payments under capital lease obligations during the years subsequent to December 31, 1998 are as follows (in thousands):

1999........................................................  $ 88
2000........................................................    73
2001........................................................    73
2002........................................................    73
2003........................................................    28
                                                              ----
Total.......................................................   335
Less amount representing interest...........................    20
                                                              ----
Present value of future minimum lease payments..............   315
Less current maturities.....................................    72
                                                              ----
Long-term portion...........................................  $243
                                                              ====

     The carrying amount of all debt obligations approximates fair market value because of the short maturity of these instruments.

5. COMMITMENTS AND CONTINGENCIES

     The Company leases its office facilities and certain equipment under operating leases which have remaining lease terms ranging from one to six years.

     Future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

1999........................................................  $2,891
2000........................................................   2,215
2001........................................................   1,785
2002........................................................     867
2003........................................................     526
Thereafter..................................................     166
                                                              ------
Total.......................................................  $8,450
                                                              ======

     Rent expense was approximately $4.2 million, $2.6 million and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     MMR&D and MMMW leases certain of its facilities under operating leases from an entities owned by certain stockholders. The leases expire between the years 1999 and 2001. The MMR&D lease provides for two options to renew for one year each and the MMMW lease provides for three options to renew for five years each. Rent paid to the stockholders for these leases was $448,000, $423,000 and $254,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                          MEDICAL MANAGER CORPORATION

6. SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

     The acquisitions of the Acquired Companies discussed in Note 1 have been accounted for as pooling-of-interests, and accordingly, the consolidated financial statements for the periods presented have been restated to include the Acquired Companies. The Acquired Companies generated revenues of $11,138,000 for the period January 1, 1998 through their respective acquisition date, revenues of $23,873,000 for the year ended December 31, 1997 or through their respective acquisition date and revenues of $36,418,000 for the year ended December 31, 1996. Net income of the Acquired Companies was $1,165,000 for the period January 1, 1998 through their respective acquisition date, a net loss of $793,000 for the year ended December 31, 1997 or through their respective acquisition date, and a net loss of $229,000 for the year ended December 31, 1996. Changes in the Acquired Companies' stockholders' equity for the period January 1, 1998 through their respective acquisition date was $545,000. Changes in the Acquired Companies' stockholders' equity was $1,631,000 for the year ended December 31, 1997 or through their respective acquisition date. Changes in the Acquired Companies' stockholders' equity was $917,000 for the year ended December 31, 1996.

     The acquisitions of the Purchased Companies discussed in Note 1 were accounted for using the purchase method of accounting, and accordingly the consolidated financial statements reflect the results of operations for the Purchased Companies only since their respective date of acquisition. Pro forma revenues, net income and earnings per share of the Company are presented below (in thousands, except per share data) as though the acquisitions of Companion Technologies of Florida, Inc., Companion Technologies of Texas, and AMSC, Inc. had occurred as of January 1, 1996. The remainder of the Purchased Companies' revenues, net income, and earnings per share are not considered significant. The results of operations for Companion Technologies of Florida, Inc., Companion Technologies of Texas, and AMSC, Inc. are included in the full year ended December 31, 1998 and accordingly, no pro forma information is necessary for the year ended December 31, 1998.

                                                                  PRO FORMA
                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                1997      1996
                                                              --------   -------
Revenues....................................................  $106,393   $63,613
Net income..................................................     8,942     5,415
Basic earnings per share....................................  $   0.45
Diluted earnings per share..................................  $   0.44

7. STOCKHOLDERS' EQUITY

     At December 31, 1998, the Company had two stock option plans as described below:

AMENDED AND RESTATED 1996 LONG-TERM INCENTIVE PLAN

     In September 1996, the Company adopted the 1996 Long-Term Incentive Plan, amended on June 9, 1998 (the "Incentive Plan"), under which the Compensation Committee has discretion to grant one or more of the following awards to executive officers, key employees, consultants and other service providers: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted or deferred stock, (v) dividend equivalents, (vi) bonus shares and awards in lieu of the Company's obligations to pay cash compensation, and (vii) other awards the value of which is based in whole or in part upon the value of the Common Stock. Upon a change of control of the Company (as defined in the Incentive Plan), certain conditions and restrictions relating to an award with respect to the ability to exercise or settle such award will be accelerated.

     The maximum number of shares of Common Stock that may be subject to outstanding awards under the Incentive Plan may not exceed the greater of 2,000,000 shares or 12% of the aggregate number of shares of

                          MEDICAL MANAGER CORPORATION

Common Stock outstanding. The number of shares deliverable upon exercise of incentive stock options is limited to 500,000, and the number of shares deliverable as non-performance based restricted stock and deferred stock, is limited to 500,000.

     Information regarding the stock option component of the Incentive Plan is summarized below:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                              NUMBER OF   EXERCISE PRICE
                                                               SHARES       PER SHARE
                                                              ---------   --------------
Balance, January 1, 1997....................................          0           --
Granted.....................................................  1,753,100      $11.238
Exercised...................................................    (11,525)      11.000
Forfeited...................................................    (84,413)      11.120
                                                              ---------
Balance, December 31, 1997..................................  1,657,162       11.245
Granted.....................................................    411,397       25.493
Exercised...................................................   (180,453)      11.150
Forfeited...................................................    (29,062)      14.320
                                                              ---------
Balance, December 31, 1998..................................  1,859,044      $14.289
                                                              =========

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                WEIGHTED
                NUMBER           AVERAGE          NUMBER         WEIGHTED
              OUTSTANDING       REMAINING       EXERCISABLE      AVERAGE
EXERCISE    AT DECEMBER 31,    CONTRACTUAL    AT DECEMBER 31,    EXERCISE
 PRICES          1998             LIFE             1998           PRICE
--------   -----------------   -----------   -----------------   --------
$ 8.875           10,000            9              10,000        $ 8.875
 11.000        1,389,795            9             621,920         11.000
 17.000           61,001            9              12,126         17.000
 17.875          125,000           10                   0         17.875
 21.750           15,000           10                   0         21.750
 23.125            1,000           10                 250         23.125
 26.563           10,000           10                   0         26.563
 26.688            4,000           10                   0         26.688
 27.000            3,000           10                 750         27.000
 29.563          240,248           10              60,062         29.563
               ---------                          -------
               1,859,044                          705,108
               =========                          =======

     With exception of 10,000 options, all of the 1,859,044 options which were outstanding as of December 31, 1998, have a vesting schedule providing for 25% vesting at 6 months, 18 months, 30 months, and 42 months after the grant date. There are a total of 10,000 options which vested fully on April 30, 1998. All options expire 10 years after the date of grant. As of December 31, 1998, 705,108 options granted under the Incentive Plan were exercisable with a weighted average exercise price of $12.68. No compensation expense related to the options has been recorded as the options were granted at an exercise price equal to or greater than the fair market value of the Common Stock on the date of grant.

     A total of 50,000 shares of restricted stock awards were granted under the Incentive Plan on April 18, 1997. Compensation expense equal to the fair value of the Common Stock on the date of grant ($8.375 per share) is being recognized over a six year vesting period of these stock awards.

                          MEDICAL MANAGER CORPORATION

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

     Information regarding the Directors' Plan is summarized below:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                       NUMBER OF   EXERCISE PRICE
                                                        SHARES       PER SHARE
                                                       ---------   --------------
Balance, January 1, 1997.............................        0             --
Granted..............................................   51,000        $12.250
                                                        ------
Balance, December 31, 1997...........................   51,000         12.250
Granted..............................................   28,000         29.000
                                                        ------
Balance, December 31, 1998...........................   79,000        $18.187
                                                        ======

     All options under the Directors' Plan vest one year after the date of grant and expire 10 years after the date of grant. The exercise price of the options outstanding under this plan range from $8.875 to $29.00. As of December 31, 1998, 51,000 options granted under the Directors' Plan were exercisable with a weighted average exercise price of $12.25.

FINANCIAL ACCOUNTING STANDARD NO. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION"

     In October of 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation" ("FAS 123") which is effective for fiscal years beginning after December 15, 1995. As permitted by FAS 123, the Company has elected to account for its stock based plans under APB No. 25, "Accounting for Stock Issued to Employees".

                          MEDICAL MANAGER CORPORATION

     The weighted average fair value of the options granted during the year ended December 31, 1998 was $13.12. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed in FAS 123, net income and earnings per share would have been reduced to the pro forma amounts shown below (in thousands, except per share data):

FOR THE YEAR ENDED DECEMBER 31, 1998:
Net income
  As reported...............................................  $15,773
  Pro forma.................................................   14,285
Basic earnings per common share
  As reported...............................................  $  0.73
  Pro forma.................................................     0.66
Diluted earnings per common share and common equivalent
  share
  As reported...............................................  $  0.70
  Pro forma.................................................     0.64
FOR THE YEAR ENDED DECEMBER 31, 1997:
Net income
  As reported...............................................  $ 9,692
  Pro forma.................................................    6,605
Basic earnings per common share
  As reported...............................................  $  0.48
  Pro forma.................................................     0.33
Diluted earnings per common share and common equivalent
  share
  As reported...............................................  $  0.47
  Pro forma.................................................     0.32

     There were no options outstanding as of December 31, 1996, thus pro forma information is not provided for the year ended December 31, 1996.

     The pro forma amounts were determined using the Black-Scholes Valuation Model with the following key assumptions: (i) a 52% volatility factor initially based on the Company's average trading price since the IPO, as well as the average trading stock price of comparable companies over the previous five years; (ii) no dividend yield; (iii) a discount rate equal to the rate available on U.S. Treasury Strip (zero-coupon) bond on the grant date, and (iv) an average expected option life of four years for directors' options and five years for employees' options.

                          MEDICAL MANAGER CORPORATION

8. EARNINGS PER SHARE

     Basic and diluted earnings per share for the years ended December 31, 1998 and 1997 are calculated as set forth below (in thousands, except per share data):

                                                               1998      1997
                                                              -------   -------
Net income..................................................  $15,773   $ 9,692
                                                              =======   =======
BASIC EARNINGS PER SHARE:
Weighted average shares outstanding.........................   21,554    20,054
                                                              -------   -------
Basic shares................................................   21,554    20,054
                                                              =======   =======
Basic earnings per share....................................  $  0.73   $  0.48
                                                              =======   =======
DILUTED EARNINGS PER SHARE:
Weighted average shares outstanding.........................   21,554    20,054
Effect of dilutive shares:
  Stock options.............................................      877       410
  Stock awards..............................................        0        11
                                                              -------   -------
Diluted shares..............................................   22,431    20,475
                                                              =======   =======
Diluted earnings per share..................................  $  0.70   $  0.47
                                                              =======   =======

9. EMPLOYEE BENEFIT PLAN

     On July 1, 1997, the Company began a qualified 401(k) savings plan (the "Plan") covering all employees meeting certain eligibility requirements. The Plan permits each participant to reduce his or her taxable compensation basis by up to 15% and have the amount of such reduction contributed to the Plan. During the year ended December 31, 1998, the Company made a matching contribution of 15% of the first 6% of the compensation deferred by each participant. Effective January 1, 1999, the Plan was amended so that the Company makes a contribution of 25% of the first 6% of the compensation deferred by each participant. Salary reduction contributions are immediately vested in full; matching contributions vest 20% per year over a five year period. During the years ended December 31, 1998 and 1997, the Company made contributions of $181,000 and $69,000 respectively.

                          MEDICAL MANAGER CORPORATION

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1998 and 1997 is as follows (in thousands, except per share data):

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                              QUARTER    QUARTER       QUARTER        QUARTER
                                               ENDED      ENDED         ENDED          ENDED
                                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               1998        1998         1998            1998
                                             ---------   --------   -------------   ------------
REVENUE
  As reported..............................   $27,651    $30,637       $35,233        $37,586
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............     2,040      2,029           736             --
  As adjusted..............................    29,691     32,666        35,969         37,586
GROSS MARGIN
  As reported..............................   $13,844    $15,693       $17,912        $18,818
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............       813        993           241             --
  As adjusted..............................    14,657     16,686        18,153         18,818
NET INCOME
  As reported..............................   $ 3,523    $ 4,210       $ 4,485        $ 3,375
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............       (91)       322           (51)            --
  As adjusted..............................     3,432      4,532         4,434          3,375
BASIC EARNINGS PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT
  As reported..............................   $  0.18    $  0.20       $  0.21        $  0.15
  Effect of acquisition treated as pooling
     of interests completed subsequent to
     quarter end...........................   ($ 0.01)   $  0.01       ($ 0.01)            --
  As adjusted..............................   $  0.17    $  0.21       $  0.20        $  0.15
DILUTED EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
  As reported..............................   $  0.17    $  0.19       $  0.20        $  0.15
  Effect of acquisition treated as pooling
     of interests completed subsequent to
     quarter end...........................   ($ 0.01)   $  0.01       ($ 0.01)            --
  As adjusted..............................   $  0.16    $  0.20       $  0.19        $  0.15

                          MEDICAL MANAGER CORPORATION

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                              QUARTER    QUARTER       QUARTER        QUARTER
                                               ENDED      ENDED         ENDED          ENDED
                                             MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                               1997        1997         1997            1997
                                             ---------   --------   -------------   ------------
REVENUE
  As reported..............................   $16,554    $20,800       $23,105        $26,659
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............     2,117      1,809           784             --
  As adjusted..............................    18,671     22,609        23,889         26,659
GROSS MARGIN
  As reported..............................   $ 8,631    $10,997       $11,545        $13,173
  Effect of acquisitions treated as
     poolings of interest completed
     subsequent to quarter end.............       729        853           318             --
  As adjusted..............................     9,360     11,850        11,863         13,173
NET INCOME
  As reported..............................   $ 2,740    $ 2,276       $ 2,282        $ 2,440
  Effect of acquisitions treated as
     poolings of interests completed
     subsequent to quarter end.............      (365)       210           109             --
  As adjusted..............................     2,375      2,486         2,391          2,440
BASIC EARNINGS PER COMMON SHARE AND COMMON
  SHARE EQUIVALENT
  As reported..............................   $  0.14    $  0.12       $  0.12        $  0.12
  Effect of acquisition treated as pooling
     of interests completed subsequent to
     quarter end...........................   ($ 0.02)        --            --             --
  As adjusted..............................   $  0.12    $  0.12       $  0.12        $  0.12
DILUTED EARNINGS PER COMMON SHARE AND
  COMMON SHARE EQUIVALENT
  As reported..............................   $  0.14    $  0.12       $  0.11        $  0.12
  Effect of acquisition treated as pooling
     of interests completed subsequent to
     quarter end...........................   ($ 0.02)        --            --             --
  As adjusted..............................   $  0.12    $  0.12       $  0.11        $  0.12

                          MEDICAL MANAGER CORPORATION

11. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                               1998     1997    1996
                                                              ------   ------   ----
Current:
  Federal...................................................  $8,076   $5,916   $  9
  State.....................................................   1,153      846     --
                                                              ------   ------   ----
  Total.....................................................   9,229    6,762      9
Deferred:
  Federal...................................................    (493)    (949)    --
  State.....................................................     (70)    (135)    --
                                                              ------   ------   ----
  Total.....................................................    (563)  (1,084)    --
                                                              ------   ------   ----
Total.......................................................  $8,666   $5,678   $  9
                                                              ======   ======   ====

     Upon the consummation of the IPO and the acquisition of the Acquired Companies, MMR&D and certain of the Acquired Companies which were S-Corporations (collectively, the "S-Corporations") terminated their S-Corporation status. Accordingly, current and deferred income taxes reflecting the tax effects of temporary differences between the Company's financial statement tax bases of certain assets and liabilities became assets and liabilities of the Company. Accordingly, the above provisions for 1998 and 1997 income taxes include a $548,000 and $650,000, respectively, nonrecurring benefit resulting from the termination of the S-Corporation election and the corresponding required adoption of SFAS 109.

     The significant components of deferred tax assets (liabilities) as of December 31, 1998 and 1997 are as follows:

                                                               1998     1997
                                                              ------   ------
Bad debts...................................................  $ (646)  $ (570)
Deferred revenue............................................     856      425
Accrued expenses............................................   1,033      848
Inventory...................................................     (21)     (21)
Other.......................................................      69       45
                                                              ------   ------
Total.......................................................  $1,291   $  727
                                                              ======   ======

     The following table accounts for the differences between the actual tax provision and amounts obtained by applying the statutory U.S. federal income rate of 35% to the income before income taxes.

                                                               1998     1997     1996
                                                              ------   ------   -------
Statutory tax provision at 35%..............................  $8,554   $5,379   $ 1,819
State taxes, net of federal benefit.........................   1,189      778        --
S-Corporation income not subject to tax.....................    (231)    (227)   (1,810)
Change in valuation allowance...............................      --       36        --
Termination of S-Corporation status.........................    (548)    (650)       --
Tax exempt income...........................................    (547)    (180)       --
Non-deductible expense and other............................     249      542        --
                                                              ------   ------   -------
Total.......................................................  $8,666   $5,678   $     9
                                                              ======   ======   =======

                          MEDICAL MANAGER CORPORATION

12. SEGMENT REPORTING

     In 1998, the Company adopted SFAS 131. The segment information below presents the Company's three reportable segments -- (1) Research & Development,
(2) Sales & Marketing and (3) Dealer Network, which represents the Company-owned dealers.

     The Company is organized primarily on the basis of the production, distribution and service processes broken into nine production or distribution units. Six of the distribution and service units have been aggregated into the "Dealer Network" segment. These units derive their revenue from the sale and service of The Medical Manager software. The "Sales & Marketing" unit consists of a single distribution and service unit and derives its revenue from the sale, licensing and distribution of The Medical Manager software to the Dealer Network segment and the independent dealer network. Two of the production units have been aggregated to form the "Research & Development" segment. These units derive their revenue primarily from license royalties fees for The Medical Manager software and other software packages.

     The accounting policies of the segments are the same as those described in footnote 2. Segment data includes intersegment revenues. Revenues and net income reported in the Research & Development segment and the Sales & Marketing segment are derived primarily from intersegment sales. The Dealer Network segment purchases software and licenses from the Sales & Marketing segment, which recognizes these sales as revenue. The Research & Development segment then collects royalties from the Sales & Marketing segment as it's primary source of revenues. Sales to the Dealer Network segment by the Sales & Marketing segment are made at the same wholesale price sold to independent dealers. Royalties to the Research & Development segment are based on royalty agreements with Sales & Marketing. The Company evaluates the performance of all three of its segments based on revenues and net income, and additionally, it evaluates the Dealer Network on operating margins.

     The table below presents information about reported segments and the reconciliation of total segment information to the consolidated information as reflected on the accompanying financial statements for the years ending December 31, 1998, 1997 and 1996 (in thousands):

                                                                                        ELIMINATION OF
                         RESEARCH &     SALES &     DEALER                            INTERSEGMENT SALES
                         DEVELOPMENT   MARKETING   NETWORK     TOTAL     ALL OTHERS     OR RECEIVABLES     CONSOLIDATED
                         -----------   ---------   --------   --------   ----------   ------------------   ------------
1998:
Revenues...............    $22,897      $22,895    $115,203   $160,995    $    461        $ (25,544)         $135,912
Interest income........          0            0         138        138       1,433                0             1,571
Interest expense.......         27            0         143        170           0                0               170
Depreciation and
  amortization.........        347          214       2,695      3,256         232                0             3,488
Income tax expense.....        456            0         259        715       7,951                0             8,666
Net income.............     11,321        5,619      13,169     30,109     (14,336)               0            15,773
Total assets...........     30,313       24,529     141,192    196,034     159,791         (235,439)          120,386
Expenditures for
  goodwill additions in
  connection with the
  Purchased
  Companies............    $     0      $     0    $    270   $    270    $  3,799        $       0          $  4,069

                          MEDICAL MANAGER CORPORATION

                                                                                        ELIMINATION OF
                         RESEARCH &     SALES &     DEALER                            INTERSEGMENT SALES
                         DEVELOPMENT   MARKETING   NETWORK     TOTAL     ALL OTHERS     OR RECEIVABLES     CONSOLIDATED
                         -----------   ---------   --------   --------   ----------   ------------------   ------------
1997:
Revenues...............    $15,684      $17,078    $ 72,087   $104,849    $      0        $ (13,021)         $ 91,828
Interest income........         11            0          36         47         563                0               610
Interest expense.......         90           22         176        288           0                0               288
Depreciation and
  amortization.........        304          155       1,208      1,667          21                0             1,688
Income tax expense.....        278            1          21        300       5,378                0             5,678
Net income.............      8,197        3,303       6,367     17,867      (8,175)               0             9,692
Total assets...........     18,168       18,735      94,981    131,884      77,822         (148,355)           61,351
Expenditures for
  goodwill additions in
  connection with the
  Purchased
  Companies............    $     0      $   (31)   $  1,338   $  1,307    $ 11,882        $       0          $ 13,189
1996:
Revenues...............    $11,956      $     0    $ 38,324   $ 50,280    $      0        $  (1,392)         $ 48,888
Interest income........        108            0          11        119           0                0               119
Interest expense.......          0            0         200        200           0                0               200
Depreciation and
  amortization.........        266            0         395        661           0                0               661
Income tax expense.....          0            0           9          9           0                0                 9
Net income.............      5,846            0        (363)     5,483        (295)               0             5,188
Total assets...........      4,444            0       9,743     14,187          86                0            14,273
Expenditures for
  goodwill additions in
  connection with the
  Purchased
  Companies............    $     0      $     0    $      0   $      0    $      0        $       0          $      0

13. LEGAL PROCEEDINGS

     A class action lawsuit was brought against the Company alleging Year 2000 issues regarding The Medical Manager software in versions prior to Version 9.0. Seven additional lawsuits were also brought against the Company, each purporting to sue on behalf of those similarly situated and raising essentially the same issues. In December 1998, the Company preliminarily entered into an agreement to settle the class action lawsuit, as well as five of the seven other similar cases. The settlement created a settlement class of all purchasers of Version 7 and 8 and upgrades to Version 9 of The Medical Manager software, and released the Company from Year 2000 claims arising out of the sales of these version of the Company's product. Under the terms of the settlement, Version 8.12, containing the Company's upgraded Version of 8.11 software in addition to the Year 2000 patch, will be licensed without a license fee to Version 7 and 8 users who participate in the settlement. In addition, the settlement also provides that participating users who purchased a Version 9 upgrade will have the option to obtain one of four optional modules from the Company without a license fee, or to elect to take a share of a settlement cash fund. The settlement required the Company to make a cash payment of $1.455 million. See Note 14.

     The Company has received notice of a lawsuit which was filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable

                          MEDICAL MANAGER CORPORATION
costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

     The Company is from time to time involved in other routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.

14. SUBSEQUENT EVENTS

     Subsequent to December 31, 1998, the Company executed and closed agreements to acquire the following resellers of The Medical Manager software: (i) Advanced Medical Office Systems, Inc. d/b/a I.E. Corporation, based in Stockton, California, (ii) Specialized Computer Systems, Inc., based in DuBois, Pennsylvania and (iii) Shared Business Services, Inc., based in Clearwater, Florida. The acquisitions were accounted for using the pooling of interests method of accounting. The aggregate consideration paid was 98,911 shares of Common Stock. These acquisitions, in aggregate, had revenues of $2.4 million and net income of $0.3 million for the year ended December 31, 1998. The acquisitions closed on February 26, 1999 and March 17, 1999.

     The settlement of the Company's Year 2000 class action lawsuit was approved by the District Court of New Jersey on March 15, 1999. Pursuant to the settlement, the Company was released from liability due to the Year 2000 non-compliance of Versions 7 and 8 by all users of Versions 7 and 8 except 29 users who "opted-out" of the class settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The information required by Items 10, 11, 12 and 13 of Part III is hereby incorporated by reference to the Registrant's Definitive Proxy Statement on
Schedule 14A to be filed not more than 120 days after the year ended December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements -- see index on Page 36 herein. The financial statements of four of the Founding Companies included on the Company's Current Report of Form 8-K filed with the Securities and Exchange Commission on April 8, 1997 are specifically incorporated herein by reference.

     (a) (2) Schedule II -- Valuation and Qualifying Accounts -- see page 64 herein. Other financial statements and schedules are not presented because they are either not required or the information required by statements or schedules is presented elsewhere.

     (a) (3) The exhibits filed as part of this Report as required by Item 601 of Regulation S-K are included in the Index to Exhibits included elsewhere in this report.

     (b) Reports on Form 8-K.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 29, 1998, to disclose the Company's receipt of notice of a lawsuit which was purportedly filed against the Company and certain of its officers and directors, among other parties, on October 23, 1998, to recover damages for alleged violations of the federal securities laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, The Medical Manager practice management system. "See Item 3. Legal Proceedings".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1999.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ MICHAEL A. SINGER                  Chairman of the Board and Chief  March 23, 1999
-----------------------------------------------------    Executive Officer (Principal
                  Michael A. Singer                      Executive Officer)

                 /s/ LEE A. ROBBINS                    Vice President and Chief         March 23, 1999
-----------------------------------------------------    Financial Officer (Principal
                   Lee A. Robbins                        Financial and Accounting
                                                         Officer)

                  /s/ JOHN H. KANG                     President; Director              March 23, 1999
-----------------------------------------------------
                    John H. Kang

             /s/ FREDERICK B. KARL, JR.                Vice President and General       March 23, 1999
-----------------------------------------------------    Counsel; Director
               Frederick B. Karl, Jr.

               /s/ RICHARD W. MEHRLICH                 Director                         March 23, 1999
-----------------------------------------------------
                 Richard W. Mehrlich

                 /s/ CHRIS A. PEIFER                   Director                         March 23, 1999
-----------------------------------------------------
                   Chris A. Peifer

                               INDEX TO EXHIBITS

EXHIBIT                                DESCRIPTION
-------                                -----------
   3.1    --   Certificate of Incorporation of the Company (Incorporated by
               reference to Exhibit 3.1 to the Registration Statement on
               Form S-1 (File No. 333-13101))
   3.2    --   Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on
               Form 10-K dated March 12, 1998)
   4.1    --   Form of certificate evidencing ownership of Common Stock of the Company (Incorporated by reference to Exhibit to
               Amendment No. 4 to the Registration Statement on Form S-1
               (File No. 333-13101))
   4.2    --   Credit Agreement dated as of January 14, 1998 by and between
               Medical Manager Corporation, a Delaware corporation as
               Borrower, and Barnett Bank, N.A., a national banking
               association, and its successors and assigns as Lender
               (Incorporated by reference to Exhibit 4.2 to the Company's
               Annual Report on Form 10-K dated March 12, 1998)
  10.1    --   Amended and Restated 1996 Long-Term Incentive Plan of the
               Company (Incorporated by reference to Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q dated November 13,
               1998)
  10.2    --   1996 Non-Employee Directors' Stock Plan of the Company
               (Incorporated by reference to Exhibit 10.2 to the Company's
               Annual Report on Form 10-K dated March 12, 1998)
  10.3    --   Employment Agreement between the Company and Michael A.
               Singer (Incorporated by reference to Exhibit 10.3 to the
               Company's Annual Report on Form 10-K filed April 10, 1997)
  10.4    --   Employment Agreement between the Company and Richard W.
               Mehrlich (Incorporated by reference to Exhibit 10.4 to the
               Company's Annual Report on Form 10-K filed April 10, 1997)
  10.5    --   Employment Agreement between the Company and John H. Kang
               (Incorporated by reference to Exhibit 10.5 to the Company's
               Annual Report on Form 10-K filed April 10, 1997)
  10.6    --   Employment Agreement between the Company and Frederick B.
               Karl, Jr. (Incorporated by reference to Exhibit 10.6 to the
               Company's Annual Report on Form 10-K filed April 10, 1997)
  10.7    --   Employment Agreement, dated as of November 25, 1996, between the Company and Lee A. Robbins (Incorporated by reference to
               Exhibit 10.7 to Amendment No. 2 to the Registration
               Statement on Form S-1 (File No. 333-13101))
  10.8    --   Employment Agreement between the Company and Henry W.
               Holbrook (Incorporated by reference to Exhibit 10.8 to the
               Company's Annual Report on Form 10-K filed April 10, 1997)
  10.9    --   Employment Agreement between the Company and Thomas P.
               Liddell (Incorporated by reference to Exhibit 10.9 to the
               Company's Annual Report on Form 10-K filed April 10, 1997)
 10.10    --   Lease between PPI Holding Company, Inc. and Personalized
               Programming, Inc., dated March 12, 1996, as amended,
               (Incorporated by reference to Exhibit 10.10 to the
               Registration Statement on Form S-1 (File No. 333-13101))
 10.11    --   Lease between Liddell, L.L.C. and Systems Management, Inc.
               (Incorporated by reference to Exhibit 10.11 to the Company's
               Annual Report on Form 10-K filed April 10, 1997)
 10.12    --   Master License Agreement between Personalized Programming,
               Inc. and Systems Plus, Inc. dated November 15, 1982,
               together with eight addenda thereto (Incorporated by
               reference to Exhibit 10.12 to the Registration Statement on
               Form S-1 (File No. 333-13101))
 10.13    --   Management Services Agreement and Option Agreement, dated as of September 1, 1996, between Medix, Inc. and National
               Medical Systems, Inc. (Incorporated by reference to Exhibit
               10.13 to Amendment No. 1 to the Registration Statement on
               Form S-1 (File No. 333-13101))

EXHIBIT                                DESCRIPTION
-------                                -----------
 10.14    --   Stock Purchase Agreement, dated as of December 26, 1996, by and among the Company, National Medical Systems, Inc. and
               Electronic Data Systems Corporation (Incorporated by
               reference to Exhibit 10.14 to Amendment No. 2 to the
               Registration Statement on Form S-1 (File No. 333-13101))
    21    --   List of subsidiaries of the Company (Incorporated by
               reference to Exhibit 21 to the Company's Annual Report on
               Form 10-K filed March 12, 1998)
    23    --   Consents of PricewaterhouseCoopers LLP
    27    --   Financial Data Schedule (for SEC use only)
    99    --   Historical Financial Statements of Systems Plus, Inc. and
               Systems Plus Distribution, Inc., National Medical Systems,
               Inc., RTI Business Systems, Inc., and Systems Management,
               Inc. included in the Registrant's Form 8-K filed with the
               Securities and Exchange Commission on April 8, 1997

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                         ACCOUNTS RECEIVABLE ALLOWANCE

                                 BALANCE AT       ADDITIONS CHARGED   ADDITIONS FROM                BALANCE AT
            YEAR              BEGINNING OF YEAR      TO EXPENSE        ACQUISITIONS    DEDUCTIONS   END OF YEAR
            ----              -----------------   -----------------   --------------   ----------   -----------
1998........................       $1,392              $1,585              $  3           $567        $2,413
1997........................          323                 616               661            208         1,392
1996........................          212                 180                 0             69           323