Form 10-Q
period 1999-03-31
MEDICAL MANAGER CORP
filed 1999-05-17
CIK 1022147

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM              TO
                                                 ------------    ------------

                         COMMISSION FILE NUMBER 0-29090

                          MEDICAL MANAGER CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

             DELAWARE                                    59-3396629
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)


    3001 NORTH ROCKY POINT DRIVE EAST, SUITE 400, TAMPA, FLORIDA      33607
               (Address of Principal Executive Offices)             (Zip Code)

       Registrant's Telephone Number, Including Area Code: (813) 287-2990

                                      N/A
         (Former Name, Former Address and Former Fiscal Year if Changed
                              Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 22,376,240 shares of the Registrant's common stock outstanding as of May 14, 1999.


===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

         The following consolidated condensed financial statements of Medical Manager Corporation, a Delaware corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial information for the interim and year-to-date periods reported have been made. The current year financial statements include the results of Specialized Computer Systems, Inc., Advanced Medical Office Systems, Inc. d/b/a I.E. Corporation, Shared Business Services, Inc., Uniserv, Inc., Meditech, Inc., and Business Support Systems, Inc., all of which were acquired by the Company or its affiliates during the three months ended March 31, 1999. All of these acquisitions were accounted for using the pooling of interests method of accounting. Prior year financial statements have been restated to reflect the results of these acquisitions.

         In addition, during the three months ended March 31, 1999, the Company acquired substantially all of the assets of Medical Systems Plus, Premier Support Services, Inc. and the PM2000 Business of CSC Healthcare, Inc. These acquisitions were accounted for using the purchase method of accounting. The financial results associated with these acquisitions are reflected after their respective acquisition dates.

         Results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year ending December 31, 1999.

                          MEDICAL MANAGER CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                          MARCH 31,      DECEMBER 31,
                                                            1999            1998
                                                          --------       ------------

                                     ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                $ 43,173        $ 49,803
 Accounts receivable, net                                   28,836          28,065
 Inventory                                                   2,062           2,321
 Prepaid expenses and other current assets                   2,420           1,764
 Note receivable                                             5,000               0
 Deferred income taxes                                       1,291           1,291
                                                          --------        --------
       Total current assets                                 82,782          83,244
PROPERTY AND EQUIPMENT, net                                  9,306           9,194
GOODWILL AND OTHER INTANGIBLES, net                         31,665          28,266
OTHER ASSETS                                                 2,449           1,354
                                                          --------        --------
       Total assets                                       $126,202        $122,058
                                                          ========        ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                            $  2,487        $  2,512
 Accounts payable and accrued liabilities                   11,061          12,311
 Customer deposits and deferred maintenance revenue          9,027           9,936
 Income taxes payable                                        2,768           1,021
                                                          --------        --------
       Total current liabilities                            25,343          25,780
LONG-TERM OBLIGATIONS, net of current maturities               250           2,436
                                                          --------        --------
       Total liabilities                                    25,593          28,216
                                                          --------        --------
STOCKHOLDERS' EQUITY
 Common stock                                                  224             223
 Additional paid-in capital                                 76,870          75,643
 Retained earnings                                          23,515          17,976
                                                          --------        --------
       Total stockholders' equity                          100,609          93,842
                                                          --------        --------
       Total liabilities and stockholders' equity         $126,202        $122,058
                                                          ========        ========

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                          MEDICAL MANAGER CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -------------------------
                                                             1999             1998
                                                           --------         --------
Revenue
  Systems                                                  $ 27,468         $ 19,715
  Maintenance and other                                      13,860           11,266
                                                           --------         --------
    Total revenue                                            41,328           30,981
                                                           --------         --------
Cost of revenue
  Systems                                                    12,863            9,660
  Maintenance and other                                       7,716            6,155
                                                           --------         --------
    Total costs of revenue                                   20,579           15,815
                                                           --------         --------
    Gross margin                                             20,749           15,166
                                                           --------         --------
Operating expenses
  Selling, general and administrative                        10,352            7,694
  Research and development                                    1,296            1,026
  Depreciation and amortization                               1,140              728
                                                           --------         --------
    Total operating expenses                                 12,788            9,448
                                                           --------         --------
    Income from operations                                    7,961            5,718
Other income (expense)
  Interest expense                                               (8)            (127)
  Interest income                                               574               70
  Other (expense)                                                18               16
                                                           --------         --------
Income before income taxes                                    8,545            5,677
Income taxes                                                  2,993            2,147
                                                           --------         --------
    Net income                                             $  5,552         $  3,530
                                                           ========         ========


Basic earnings per share                                   $   0.25         $   0.17

Shares used in computing basic earnings per share            22,363           20,541

Diluted earnings per share                                 $   0.24         $   0.16

Shares used in computing diluted earnings per share          23,288           21,481

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                          MEDICAL MANAGER CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                               1999             1998
                                                                             --------         --------

Cash flows from operating activities:
  Net Income                                                                 $  5,552         $  3,530
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                 1,140              728
  Changes in assets and liabilities, net of effects from acquisitions:
    Accounts receivable                                                          (445)          (2,392)
    Inventory                                                                     565             (318)
    Prepaid expenses and other current assets                                    (565)          (1,015)
    Other assets                                                               (1,133)             (24)
    Accounts payable and accrued liabilities                                   (1,631)          (1,102)
    Customer deposits and deferred maintenance revenue                         (1,748)             841
    Income taxes payable                                                        1,747              277
                                                                             --------         --------
  Net cash provided by operating activities                                     3,482              525
                                                                             --------         --------

Cash flow from investing activities:
  Issuance of notes receivable                                                 (5,000)               0
  Purchases of property and equipment                                            (805)          (1,096)
  Payments for acquisitions made, net of cash acquired                         (3,409)               0
                                                                             --------         --------
  Net cash used in investing activities                                        (9,214)          (1,096)
                                                                             --------         --------

Cash flow from financing activities:
  Proceeds from the issuance of notes payable                                       0              121
  Payments of notes payable                                                    (2,211)            (630)
  Net proceeds from the exercise of stock options                               1,326              469
  Dividends                                                                       (13)            (105)
                                                                             --------         --------
  Net cash used in financing activities                                          (898)            (145)
                                                                             --------         --------

Net change in cash and cash equivalents                                        (6,630)            (716)
                                                                             --------         --------

Cash and cash equivalents:
  Beginning of period                                                          49,803            6,976
                                                                             --------         --------
  End of period                                                              $ 43,173         $  6,260
                                                                             ========         ========


             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

                          MEDICAL MANAGER CORPORATION
           NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

         During the three months ended March 31, 1999, the Company or its affiliate acquired the following resellers of The Medical Manager software (the "1999 Acquired Companies"): (i) Specialized Computer Systems, Inc. based in DuBois, Pennsylvania; (ii) Advanced Medical Office Systems, Inc. d/b/a I.E. Corporation based in Stockton, California; (iii) Shared Business Services, Inc. based in Clearwater, Florida; (iv) Uniserv, Inc. based in Baton Rouge, Louisiana; (v) Meditech, Inc. based in Clarksville, Indiana; and (vi) Business Support Systems, Inc. based in Chesapeake, Virginia. The acquisitions of the 1999 Acquired Companies were accounted for using the pooling of interests method of accounting. The aggregate consideration paid for the 1999 Acquired Companies consisted of 188,489 shares of Common Stock.

         On March 19, 1999, the Company or its affiliate acquired substantially all of the assets of Medical Systems Plus ("MPS"), a reseller of The Medical Manager software based in LaFayette, Louisiana. On March 24, 1999, the Company or its affiliate acquired substantially all of the assets of Premier Support Services, Inc. ("PSS"), a reseller of The Medical Manager software based in Dallas, Texas. On March 31, 1999, the Company or its affiliate acquired substantially all of the assets of the PM2000 Business of CSC Healthcare, Inc. ("CSC") based in Birmingham, Alabama. The acquisitions of MPS, PSS and CSC (the "1999 Purchased Companies") were accounted for using the purchase method of accounting. The aggregate consideration paid for the 1999 Purchased Companies consisted of $3,408,840 in cash, resulting in goodwill of $3,288,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying interim financial statements do not include all disclosures included in the financial statements for the year ended December 31, 1998 as included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K"), and therefore should be read in conjunction with the financial statements included in the Form 10-K.

         In the opinion of management, the interim financial statements filed as part of this Quarterly Report on Form 10-Q reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods presented.

         Prior year financial statements have been restated to reflect the results of the 1999 Acquired Companies. The results of the 1999 Purchased Companies are reflected from their respective acquisition dates.

         Revenue Recognition. Revenue from the sale of systems is recognized in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 requires the total contract revenue to be allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and allows for only the allocated revenue to be recognized upon completion of those elements. Amounts billed in advance of recognized revenue are deferred. Revenue from support and maintenance contracts is recognized as the services are performed ratably over the contract period, which typically does not exceed one year. Revenue from other services is recognized as the services are provided. Certain expenses are allocated between the cost of revenue for systems and cost of revenue for maintenance and other based upon revenue, which basis management believes to be reasonable.

         Note Receivable. The Company issued a note receivable to an unrelated party in the amount of $5 million. The note receivable is due February 28, 2000 and bears interest at the rate of 14% per annum, payable on September 1, 1999 and February 28, 2000.

3. SUMMARY FINANCIAL DATA OF THE ACQUISITIONS

         The acquisitions of the 1999 Acquired Companies discussed in Note 1 have been accounted for using the pooling of interests method of accounting, and accordingly, the consolidated financial statements for the periods presented have been restated to include the results of operations of the 1999 Acquired Companies. The 1999 Acquired Companies generated revenues of $2,273,000 for the period from January 1, 1999 through their respective acquisition date and revenues of $1,436,000 for the three months ended March 31, 1998. Net income of the 1999 Acquired Companies was $257,000 for the period from January 1, 1999 through their respective acquisition date and $59,000 for the three months ended March 31, 1998. There were changes in the 1999 Acquired Companies' stockholders' equity of $13,000, excluding net income, for the period from January 1, 1999 through their respective acquisition date. There were no changes in the 1999 Acquired Companies' stockholders' equity other than net income for the three months ended March 31, 1998.

         The acquisitions of the 1999 Purchased Companies discussed in Note 1 were accounted for using the purchase method of accounting, and accordingly the consolidated financial statements reflect the results of operations for the 1999 Purchased Companies only since their respective dates of acquisition. The impact of the 1999 Purchased Companies on revenues, net income, and earnings per share is not significant.

4. EARNINGS PER SHARE

         Basic and diluted earnings per share for the three months ended March 31, 1999 and 1998 are calculated as set forth below (in thousands, except per share data):



                                                                           THREE MONTHS ENDED
                                                                 MARCH 31, 1999          MARCH 31, 1998
                                                               ------------------        --------------
Net income .................................................        $ 5,552                  $ 3,530
                                                                    -------                  -------
BASIC EARNINGS PER SHARE:

Weighted average common shares outstanding .................         22,363                   20,541
                                                                    -------                  -------
Basic earnings per share ...................................        $  0.25                  $  0.17
                                                                    -------                  -------
DILUTED EARNINGS PER SHARE:

Weighted average common shares outstanding .................         22,363                   20,541

Effect of dilutive shares:

Stock awards ...............................................              0                       36

Stock options ..............................................            925                      904
                                                                    -------                  -------
Diluted shares .............................................         23,288                   21,481
                                                                    -------                  -------
Diluted earnings per share .................................        $  0.24                  $  0.16
                                                                    -------                  -------

5. SEGMENT REPORTING

         In 1998, the Company adopted SFAS 131. The segment information below presents the Company's three reportable segments - (1) Research & Development,
(2) Sales & Marketing and (3) the Dealer Network, which represents the Company-owned dealers.

         The Company is organized primarily on the basis of the production, distribution and service processes broken into nine production or distribution units. Six of the distribution and service units have been aggregated into the "Dealer Network" segment. These units derive their revenue from the sale and service of The Medical Manager software. The "Sales & Marketing" unit consists of a single distribution and service unit and derives its revenue from the sale, licensing and distribution of The Medical Manager software to the Dealer Network segment and the independent dealer network. Two of the production units have been aggregated to form the "Research & Development" segment. These units derive their revenue primarily from license royalty fees for The Medical Manager software and other software packages.

         The accounting policies of the segments are the same as those described in footnote 2. Individual segment data includes intersegment revenues, which are then eliminated on a consolidated basis. Revenues and net income reported in the Research & Development segment and the Sales & Marketing segment are derived primarily from intersegment sales. The Dealer Network segment purchases software and licenses from the Sales & Marketing segment, which recognizes these sales as revenue. The Research & Development segment then collects royalties from the Sales & Marketing segment as it's primary source of revenues. Sales to the Dealer Network segment by the Sales & Marketing segment are made at the same wholesale price sold to independent dealers. Royalties to the Research & Development segment are based on royalty agreements with Sales & Marketing. The Company evaluates the performance of all three segments based on revenues and net income, and additionally, it evaluates the Dealer Network on operating margins.

         The table below presents information about reported segments and the reconciliation of total segment information to the consolidated information as reflected on the accompanying financial statements for the three months ending March 31, 1999 and 1998.

                                                                                                  Elimination of
                    Research &         Sales &           Dealer                                 Intersegment Sales
                    Development       Marketing         Network        Total       All Others      or Receivables    Consolidated
                   ---------------------------------------------------------------------------------------------------------------
1999:

Revenues             $   7,271        $   7,857        $  32,481     $  47,609      $     603         $  (6,884)        $  41,328
Net income               3,433            2,766            3,204         9,403         (3,851)                0             5,552
Total assets            38,268           33,070          177,253       248,590        201,353          (323,742)          126,202

1998:

Revenues             $   4,790        $   5,095        $  26,750     $  36,635      $     354         $  (6,008)        $  30,981
Net income               2,470            1,102            2,455         6,027         (2,497)                0             3,530
Total assets            23,144           24,497          118,763       166,404        106,785          (207,232)           65,958

6. COMMITMENTS AND CONTINGENCIES

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

         A lawsuit was brought against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

         The Company is from time to time involved in other routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.

7. SUBSEQUENT EVENTS

         On May 16, 1999, the Company entered into a definitive merger agreement with Synetic, Inc. providing for a strategic business combination in a tax-free pooling of interests transaction. Terms of the merger agreement call for each outstanding share of the Company's Common Stock to be exchanged into 0.625 newly issued shares of Synetic, Inc.'s common stock, subject to an adjustment pursuant to a collar mechanism. Completion of the merger, which is expected during the quarter ending September 30, 1999, is subject to approval by Synetic, Inc.'s and the Company's shareholders, regulatory approval and certain other customary conditions.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Subsequent to the initial public offering ("IPO"), the Company or its affiliates executed and closed agreements to acquire 29 resellers of The Medical Manager software (the "Acquired Companies"). The acquisitions of the Acquired Companies were accounted for using the pooling of interests method of accounting.

         Also subsequent to the IPO, the Company or its affiliates executed and closed definitive agreements to acquire substantially all of the assets, all of The Medical Manager assets or all of the outstanding equity securities of 20 resellers of The Medical Manager software and one unrelated software business (collectively, the "Purchased Companies"). All of the acquisitions of the Purchased Companies were accounted for using the purchase method of accounting.

         Prior year financial information has been restated to reflect the results of the Acquired Companies. The results of the Purchased Companies are reflected from their respective acquisition dates.

UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS

SEGMENT INFORMATION

         In 1998, the Company adopted SFAS 131. The segment information below presents the Company's three reportable segments - (1) Research & Development,
(2) Sales & Marketing and (3) the Dealer Network, which represents the Company-owned dealers.

         The Company is organized primarily on the basis of the production, distribution and service processes broken into nine production or distribution units. Six of the distribution and service units have been aggregated into the "Dealer Network" segment. These units derive their revenue from the sale and service of The Medical Manager software. The "Sales & Marketing" unit consists of a single distribution and service unit and derives its revenue from the sale, licensing and distribution of The Medical Manager software to the Dealer Network segment and the independent dealer network. Two of the production units have been aggregated to form the "Research & Development" segment. These units derive their revenue primarily from license royalty fees for The Medical Manager software and other software packages.

         Individual segment data includes intersegment revenues, which are then eliminated on a consolidated basis. Revenues and net income reported in the Research & Development segment and the Sales & Marketing segment are derived primarily from intersegment sales. The Dealer Network segment purchases software and licenses from the Sales & Marketing segment, which recognizes these sales as revenue. The Research & Development segment then collects royalties from the Sales & Marketing segment as it's primary source of revenues. Sales to the Dealer Network segment by the Sales & Marketing segment are made at the same wholesale price sold to independent dealers. Royalties to the Research & Development segment are based on royalty agreements with Sales & Marketing. The Company evaluates the performance of all three segments based on revenues and net income, and additionally, it evaluates the Dealer Network on operating margins.

REVENUES

         The following table reflects actual revenues for the Company's primary business lines:

                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                               ---------------------
                                                                 1999           1998
                                                               -------       -------
                                                                    (in millions)
Systems ...............................................        $  27.5       $  19.7
Maintenance and other .................................           13.8          11.3
                                                               -------       -------
     Total ............................................        $  41.3       $  31.0
                                                               =======       =======
Systems percentage of total ...........................           66.5%         63.6%
Maintenance and other percentage of total .............           33.5%         36.4%

SEGMENT REVENUES

         The following table reflects actual revenues for the Company's segments:

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               ---------------------
                                                                1999          1998
                                                               -------       -------
                                                                   (in millions)
Research & Development ................................        $   7.3       $   4.8
Sales & Marketing .....................................            7.8           5.1
Dealer Network ........................................           32.5          26.8
Other and elimination of intersegment sales ...........           (6.3)         (5.7)
                                                               -------       -------
      Total ...........................................        $  41.3       $  31.0
                                                               =======       =======

Dealer Network

         The primary factor in the Dealer Network's revenue growth in 1999 was a volume increase in new system sales and sales from upgrades. The Dealer Network has continued to experience a volume increase in new system sales as physicians migrate from other practice management systems to The Medical Manager software for increased functionality and Year 2000 compliance. In addition, despite the release of the Version 8.12 Year 2000 patch the Dealer Network continues to experience demand for upgrades to the Company's current version of The Medical Manager software, Version 9.

         During the three months ended March 31, 1998, the Dealer Network recognized approximately $2.2 million in revenue from a single sale generated by the Company's Enterprise Business Group, which specifically targets larger national and regional clients. During the three months ended March 31, 1999, sales by the Company's Enterprise Business Group approximated $400,000.

         The Dealer Network also experienced growth in its maintenance and other revenue as the Company obtains a maintenance contract for a minimum of one year with most new systems installed.

Sales & Marketing

         The $2.8 million increase in revenues for the Sales & Marketing segment for the three months ended March 31, 1999 was primarily the result of an overall increase in the volume of licenses sold to the independent dealers and to the Dealer Network segment. During the three months ended March 31, 1999, Sales & Marketing experienced a $2.0 million increase in sales to independent dealers compared to the three months ended March 31, 1998. This increase in sales to independent dealers was primarily the result of additional migrations by users of competitive products to The Medical Manager practice management system. This significant increase in sales to independent dealers contributed to the shift towards a greater percentage of systems sales over maintenance and other sales. The volume of licenses has also increased due to the growth of the Dealer Network as a whole and the increase in demand for Version 9 upgrades.

Research & Development

         The increase in systems revenue for the Research & Development segment for the three months ended March 31, 1999 was primarily a function of an overall increase in sales of licenses through the Sales & Marketing segment. The increase in maintenance and other revenue for the three months ended
March 31, 1999 was primarily the result of an increase in electronic data interchange ("EDI") revenues of $1.5 million compared to the three months ended March 31, 1998.

COSTS OF REVENUES, OPERATING EXPENSES, NON-OPERATING ITEMS AND INCOME TAXES

         The following table reflects actual operating expenses for the Company's primary business lines:

                                                                    THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               ---------------------
                                                                 1999           1998
                                                               -------       -------
                                                                   (in millions)
Cost of systems revenues ..............................        $  12.9       $   9.7
Cost of maintenance and other revenues ................            7.7           6.1
                                                               -------       -------
      Total cost of revenue ...........................           20.6          15.8
                                                               =======       =======
Selling, general and administrative ...................           10.4           7.7
Research and development ..............................            1.3           1.0
Depreciation and amortization .........................            1.1           0.7

Systems gross profit  percentage ......................           53.2%         51.0%
Maintenance and other gross profit percentage .........           44.3          45.4
     Total gross profit percentage ....................           50.2          49.0

COST OF REVENUES

Dealer Network

         Cost of systems revenue increased for the three months ended March 31, 1999 due to a corresponding increase in systems revenue for the Dealer Network. The Dealer Network's systems gross profit percentage increased primarily due to gained efficiencies in the Acquired Companies and due to a shift in the responsibilities of various personnel towards maintenance and other projects for which costs are allocated accordingly. This contributed to the Company's overall increase in systems gross profit percentage for the three months ended March 31, 1999.

         Cost of maintenance and other revenue also increased for the three months ended March 31, 1999 due to a corresponding increase in maintenance and other revenue. The maintenance and other gross profit percentage for the Dealer Network declined however due to the shift of various personnel towards maintenance and other projects, as described earlier, and to the addition of various personnel at the Dealer Network to assist in the roll-out of Medical Manager Network Services ("MMNS"), the Company's EDI initiative.

Sales & Marketing

         The increase in the Sales & Marketing segment's cost of systems revenue and cost of maintenance and other revenue was primarily the result of a corresponding increase in systems sales and maintenance and other revenue. The Sales & Marketing segment's experienced a significant increase in sales to independent dealers in the three months ended March 31, 1999. As fixed costs related to systems sales are covered, additional licenses sold increases the systems gross profit percentage. Maintenance and other gross profit percentage for the Sales & Marketing segment was relatively consistent during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Research & Development

         The increase in the Research & Development segment's cost of systems revenue was the result of a corresponding increase in systems revenue. The systems gross profit percentage for the Research & Development segment remained relatively consistent during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in the Research & Development segment's cost of maintenance and other revenue was primarily the result of a corresponding increase in maintenance and other revenue, including the segment's EDI revenue. The gross profit percentage on the segment's EDI revenue is 48%, notably lower than what the segment has historically earned on maintenance and other revenue, causing the three months ended March 31, 1999 maintenance and other gross profit percentage to decrease slightly compared to the three months ended March 31, 1998.

OPERATING EXPENSES

         For the three months ended March 31, 1999, the increase in selling, general and administrative expenses was attributable to the growth of the Company as a whole. Selling, general and administrative expenses as a percent of revenue remained relatively consistent during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Selling, general and administrative expenses as a percent of revenue for the three months ended March 31, 1999 and 1998 were 25.0% and 24.8%, respectively.

         The increase in research and development expenses of $270,000 in the three months ended March 31, 1999 resulted from additional investments in research and development projects focusing on (i) graphical user interface ("GUI") and relational database technologies for use in future versions of The Medical Manager software; (ii) significant enhancements in the development of the MSO Enterprise Manager modules; (iii) enhancements of an electronic medical records module; and (iv) web-based access and services for use in future versions of The Medical Manager software.

         Depreciation and amortization expense for the three months ended March 31, 1999 increased primarily as a result of the amortization of additional goodwill recorded in connection with the acquisitions of dealers under the purchase method of accounting during 1998 and 1999. The Purchased Companies were reflected in the financial statements subsequent to their respective dates of acquisition. To a lesser degree, depreciation expense also increased due to additional capital equipment required for operational initiatives and general infrastructure improvements.

NON-OPERATING ITEMS

         Interest income consisted primarily of interest revenues earned from the investment of the proceeds from the Company's second underwritten public offering ("SPO") of Common Stock, which occurred in April 1998. The interest expense incurred in the three months ended March 31, 1998 was from notes issued in connection with the acquisitions of the Purchased Companies and notes assumed in connection with the acquisitions of the Acquired Companies.

         For the three months ended March 31, 1999, the existence of tax exempt interest income and certain other items resulted in an effective tax rate of 35.02%.

LIQUIDITY AND CAPITAL RESOURCES

         The following table sets forth certain selected statements of cash flow information for the periods presented:

                                                                  THREE MONTHS
                                                                  ENDED MARCH 31,
                                                               -------------------
                                                                1999          1998
                                                               ------       ------
                                                                  (in millions)
Net cash provided by operations .......................        $  3.5       $  0.5
Net cash used in investing activities .................          (9.2)        (1.1)
Net cash used in financing activities .................          (0.9)        (0.1)
                                                               ------       ------
Net change in cash and cash equivalents ...............          (6.6)        (0.7)
                                                               ======       ======

         Substantially all of the cash provided by operating activities for the three months ended

March 31, 1999 resulted from net income of $5.6 million, reduced by an increase in other assets of $1.1 million, a decrease in accounts payable and other accrued liabilities of $1.6 million, a decrease in customer deposits and deferred revenue of $1.7 million and an increase in income taxes payable of $1.7 million. The increase in other assets was due primarily to the capitalization of a $1.0 million marketing and non-compete agreement. The decrease in accounts payable was primarily the result of a $1.5 million payment related to the Company's Year 2000 litigation settlement. The decrease in customer deposits and deferred revenue was due to the completion of significant projects in process at December 31, 1998 and to the recognition of a portion of the annual software maintenance agreements billed in December 1998. The increase in income taxes payable was a function of greater taxable income for the three months ended March 31, 1999 over the three months ended March 31, 1998.

         With regard to investing activities, the Company issued a note receivable to an unrelated party in the amount of $5 million. The note receivable is due February 28, 2000 and bears interest at the rate of 14% per annum. Several of the Company's subsidiaries also purchased capital equipment in the three months ended March 31, 1999 to help the Company more efficiently provide support to its customers. Investing activities also included the purchase of fixed assets in the ordinary course of business. Lastly, for the three months ended March 31, 1999, amounts paid, net of cash acquired, for acquisitions was $3.4 million. Investing activities for the three months ended March 31, 1998 included the purchase of $1.0 million of fixed assets related to the Company's customer support system and fixed assets purchased in the ordinary course of business.

         Cash flows from financing activities, for the three months ended March 31, 1999, included the proceeds of approximately $1.3 million from the exercise of employee stock options. During the three months ended March 31, 1999, the Company also repaid $2.0 million of debt related to the purchase of Companion Technologies of Texas and Companion Technologies of Florida, Inc. and an additional $186,000 on debt assumed with the Acquired Companies.

         The Company entered into a $10 million credit line with NationsBank of Tampa and executed the credit line agreement on January 14, 1998. The agreement contains customary events of default and a number of customary covenants including certain financial ratios and restrictions on dividends. The line of credit matures on May 31, 1999.The Company is currently in negotiations to extend the maturity date of the line of credit. No amounts were outstanding on this line of credit as of March 31, 1999.

         The Company's cash and cash equivalents were $43.2 million at March 31, 1999. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity dates of three months or less when purchased to be cash equivalents. These cash equivalents were predominately in U.S. dollar domestic tax-free municipal instruments.

         The Company believes existing cash and cash equivalents and future funds generated from operations will provide adequate cash to fund its anticipated cash needs at least through the next twelve months. The Company's cash and cash equivalents are also available for strategic investment opportunities or other potential cash needs that may arise in the pursuit of the Company's long-term business strategy.

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

FINANCIAL AND ACCOUNTING SYSTEMS. In the second quarter of 1998, the Company completed the upgrade of its financial and accounting software to a Year 2000 compliant version. All subsidiaries of the Company have been using the Year 2000 compliant version of the accounting system since that time. The cost of the upgrade of the accounting systems was insignificant and, in accordance with Company policy, was capitalized to be amortized over its appropriate life.

HUMAN RESOURCE SYSTEMS. As of January 1, 1999, the Company internalized the payroll function. The software package used to process all payroll functions is certified as Year 2000 compliant by the author. The cost of the new Human Resources system and database was insignificant and, in accordance with Company policy, was capitalized to be amortized over its appropriate life.

CUSTOMER SUPPORT CALL MANAGEMENT SYSTEMS. The Company uses a software package to assist in recording, assigning and clearing customer hardware and support calls. In the second quarter of 1998, the Company purchased a new software package, which is Year 2000 compliant, to perform these functions. The software was tested concurrently with the Company's previous support call management software for one month and is now in use by five subsidiaries of the Company. The Company intends to have all subsidiaries on the new call management system by the end of 1999. The Company's previous support software was earmarked for replacement without regard to the Year 2000 issue and thus the cost of the system is not considered a part of the Company's costs of

Year 2000 compliance.

TELECOMMUNICATIONS SYSTEMS. Telecommunications systems of the Company include not only voice communications, but significant data communications such as e-mail and an internal network providing each subsidiary access to servers located at the corporate offices. In October of 1998, the Company selected a single national vendor for all voice and data communications throughout the Company. This vendor has provided a statement of their Year 2000 general plan which provided for a March 31, 1999 target completion date to be completely Year 2000 compliant. Currently, all voice communication systems have been upgraded or installed with the new system. The upgrade or installation of the new data communication lines has fallen behind the scheduled completion date of March 31, 1999. However, the system currently in place is already Year 2000 compliant and the upgrade or installation of the new data communications system is being done for increased functionality only. A dedicated team is being deployed to each regional subsidiary of the Company to assist in the implementation of the new data communications before December 31, 1999. The Company believes that all systems will be installed and tested prior to December 31, 1999.

VARIOUS GENERAL AND ADMINISTRATIVE SOFTWARE. As a result of the Year 2000 Compliance Teams efforts, the Company has noted that a portion of the current in-house personal computers are known to be non-Year 2000 compliant. Some workstations also have software programs installed which are not Year 2000 compliant. The Company has defined a minimum standard Year 2000 compliant workstation with standardized software. To date, all mission critical workstations have been made Year 2000 compliant with the industry standard hardware and software, with the exception of one software package which will be replaced within the next few months. The Company maintains various non-mission critical workstations which have not been made Year 2000 compliant. The Company does not intend to take a pro-active approach to replacing or upgrading these computers until it is necessary. The costs of upgrading all remaining workstations is estimated to be less than $0.2 million. In addition, the Company is currently completing a testing phase where all mission critical workstations are being retested to ensure they have been made Year 2000 compliant.

OTHER DATABASES. The Year 2000 Compliance Team has recognized two critical databases used internally by the Company. The Network Services Client Enrollment database is currently Year 2000 compliant. The Medical Manager Software Serialization Database is stored in an internally written database which is not Year 2000 compliant. The Company has scheduled an upgrade of this database to Access 97, a completely Year 2000 compliant database package, for the third quarter of 1999. The estimated costs of this upgrade will merely be the cost of salaried employees which should not exceed $50,000 per quarter through 1999.

THIRD PARTY RELATIONSHIPS. The third party relationships identified as critical to the Company's operations are computer hardware distributors and shipping companies. As part of a standardization initiative which began in late 1997, the Company has partnered with three national distributors to supply all hardware and third party software products sold to clients. All three companies have provided documents starting that they are Year 2000 ready. In addition, all shipping companies used by the Company and our vendors have provided documents stating their Year 2000 readiness.

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

                          PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

         A lawsuit was brought against the Company and certain of its officers and directors, among other parties, on October 23, 1998 in the United States District Court for the Middle District of Florida. The lawsuit, styled George Ehlert, et al. vs. Michael A. Singer, et al., purports to bring an action on behalf of the plaintiffs and others similarly situated to recover damages for alleged violations of the federal securities laws and Florida laws arising out of the Company's issuance of allegedly materially false and misleading statements concerning its business operations, including the development and sale of its principal product, during the class period. An amended complaint was served on March 2, 1999. The class period is alleged to be between April 23, 1998 and August 5, 1998. The lawsuit seeks, among other things, compensatory damages in favor of the plaintiffs and the other purported class members and reasonable costs and expenses. The Company believes that this lawsuit is without merit and intends to vigorously defend against it.

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

         Not Applicable

ITEM 5.           OTHER INFORMATION

         Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11.1 Computation of Basic and Diluted Earnings Per Share for the Three Months Ended March 31, 1999 and March 31, 1998

         27.1     Financial Data Schedule (filed only electronically with the
                  SEC)

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MEDICAL MANAGER CORPORATION

                              By:   /s/ Lee A. Robbins
                                 -------------------------------------------
                                        Lee A. Robbins
                              Vice President and Chief Financial Officer


Date: May 17, 1999

                                 EXHIBIT INDEX

Number                     Description of Exhibits
------                     -----------------------
11.1                       Computation of Basic and Diluted Earnings
                           Per Share for the Three Months Ended
                           March 31, 1999 and March 31, 1998

27.1 Financial Data Schedule (filed only electronically with the SEC)