Form 10-K405/A
period 1998-12-31
MEDICAL MANAGER CORP
filed 1999-05-18
CIK 1022147

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         Financial statements of the Founding Companies included in the Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on April 8, 1997 are incorporated by reference herein.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE



         The sole purpose of this Amended Annual Report on Form 10-K/A is to include that information required by Items 10, 11, 12 and 13.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                             AGE       POSITION

Michael A. Singer.........................        51       Chairman of the Board; Chief Executive Officer
John H. Kang..............................        36       President; Director
Lee A. Robbins............................        57       Vice President, Treasurer and Chief Financial Officer
John P. Sessions..........................        57       Vice President and Chief Operating Officer
Frederick B. Karl, Jr.....................        44       Vice President and General Counsel; Director
Franklyn M. Krieger.......................        36       Secretary and Associate General Counsel
Courtney F. Jones.........................        59       Director
Raymond Kurzweil..........................        51       Director
Richard W. Mehrlich.......................        51       Director
Chris A. Peifer...........................        51       Director

         MICHAEL A. SINGER has been Chairman of the Board and Chief Executive Officer of the Company since the consummation of the Company's initial public offering (the "IPO") in February 1997. Mr. Singer is the founder of Medical Manager Research & Development, Inc. ("MMR&D"), one of the five businesses (each a "Founding Company" and collectively the "Founding Companies") acquired by the Company in separate transactions (the "Mergers") as part of the IPO, and the principal inventor of The Medical Manager(R) software program. From MMR&D's inception in 1981, Mr. Singer has been a director and its President and Chief Executive Officer. Mr. Singer received a B.A. in Business Administration from the University of Florida in 1969 and a Masters degree in Economics from the University of Florida in 1971.

         JOHN H. KANG has been President and director of the Company since July 1996. Mr. Kang is the founder of Medical Manager Southeast, Inc. ("MMSE"), the Company's wholly-owned subsidiary which provides direct sales, marketing and support to customers in its Southeast region, and has served as its President since its inception in 1994. MMSE was one of five Founding Companies. In 1987, Mr. Kang founded J. Holdsworth Capital, Ltd., a private investment firm, and is currently its President. Since May 1995, Mr. Kang has been a director of Amorphous Technologies International, a company engaged in the research and development and manufacture of metal alloy. Mr. Kang has also served as a director of Nutcracker Snacks, Inc., a manufacturer of snack foods, since December 1988. From June 1988 until September 1996, Mr. Kang was the Chairman and a director of Clayton Group, Inc., a distributor of waterworks materials. Mr. Kang is also currently a director of Coast Dental Services, Inc., a company which is traded on the Nasdaq National Market. Mr. Kang received an A.B. in Economics from Harvard College in 1985.

         LEE A. ROBBINS has been Vice President of the Company since November 1996 and Chief Financial Officer since the consummation of the IPO. From July 1995 through November 1996, Mr. Robbins served as Vice President and Chief Financial Officer of American Ophthalmic Incorporated, a physician practice management company. From 1985 to June 1995, he was Vice President and Chief Financial Officer of Puritan-Bennett Corporation, a respiratory equipment company. Before entering the health care management industry in 1985, Mr. Robbins held a number of financial positions with Armco Inc., a Fortune 500 company based in Middletown, Ohio. Mr. Robbins received a B.S. in Accounting from the University of Cincinnati and an M.B.A. from Xavier University.

         JOHN P. SESSIONS has been Vice President and Chief Operating Officer of the Company since April 1997. Prior to joining the Company, Mr. Sessions was employed as Executive Vice President and Chief Operating Officer of Companion Technologies, Inc., a subsidiary of Blue Cross/Blue Shield of South Carolina, from 1995 to 1997. From 1986 to 1995, Mr. Sessions served as Vice President and Chief Operating Officer of Companion Technologies, Inc. Mr. Sessions graduated from the Electronic Computer Programming Institute of the University of South Carolina in 1968 with a degree in Computer Science.

         FREDERICK B. KARL, JR. has been Vice President and General Counsel of the Company since the consummation of the IPO, and became a director in April 1997. Mr. Karl also served as the Secretary of the Company from the consummation of the IPO until July 1997. Mr. Karl has been the General Counsel of MMR&D since 1988, and also has served as a Vice President of MMR&D since 1990. Mr. Karl provided legal services to MMR&D from 1984 through 1988 while he was in private practice. Mr. Karl received a B.A. from Florida State University in 1977 and a J.D. from the University of Florida College of Law in 1981.

         FRANKLYN M. KRIEGER has been the Associate General Counsel of the Company since October 1996 and has been the Secretary since July 1997. Prior to joining the Company, Mr. Krieger was engaged in the private practice of law. Mr. Krieger received a B.A. from the State University of New York at Buffalo in 1985 and a J.D. from Wayne State University in 1988.

         COURTNEY F. JONES has been a director of the Company since April 1997. He is Managing Director in charge of the New World Banking Group of Bankers Trust. Mr. Jones has been a director of First Data Corporation since April 1992, RSP Manufacturing Corporation since March 1998 and Outsourcing Solutions, Inc. since April 1998. He was a Managing Director in Merrill Lynch's Investment Banking Division from July 1989 to December 1990. Prior thereto, he served as Chief Financial Officer, Executive Vice President and a member of the Board of Directors for Merrill Lynch & Co. Inc. from October 1985 to 1990. From February 1982 to September 1985, Mr. Jones served as Treasurer and Secretary of the Finance Committee of the Board of Directors of General Motors Corporation. He also was formerly a Director of General Motors Acceptance Corporation and General Motors Insurance Company.

         RAYMOND KURZWEIL has been a director of the Company since April 1997. Mr. Kurzweil is the founder of Kurzweil Applied Intelligence, Inc. ("KAI") and served as Chief Technology Officer of KAI from its inception in 1982 to 1997. Mr. Kurzweil currently serves as a consultant to KAI. Mr. Kurzweil has also served as the Chairman and Chief Executive Officer of Kurzweil Educational Systems, Inc. and Kurzweil Technologies, Inc. since 1996 and 1995, respectively. Mr. Kurzweil also serves on the Board of Directors of Wang Laboratories, Inc. Mr. Kurzweil received a B.S. degree in Computer Science and Literature from Massachusetts Institute of Technology in 1970.

         RICHARD W. MEHRLICH has been a director of the Company since the consummation of the IPO. Mr. Mehrlich is the founder of Medical Manager Sales & Marketing, Inc. ("MMS&M"), the Company's wholly-owned subsidiary which coordinates its national sales and marketing activities. MMS&M was one of the five Founding Companies. Mr. Mehrlich served as the President and Chief Executive Officer of MMS&M from 1980 through 1997. Mr. Mehrlich served as the Executive Vice President -- Sales & Marketing of the Company from January 1997 through September 1997. Mr. Mehrlich's previous experience includes serving as Director of Marketing for Dynabyte Corporation, a microcomputer hardware manufacturer, and as a regional sales representative for Texas Instruments, Component Sales Division. Mr. Mehrlich received a degree in Electrical Engineering from the Milwaukee School of Engineering in 1970.

         CHRIS A. PEIFER has been a director of the Company since April 1997. Mr. Peifer has been the President of Tice Financial Services, Inc. ("Tice") in Tampa, Florida since 1987. Prior to joining Tice, Mr. Peifer was Chairman and Chief Executive Officer of EESCO, Inc., a regional distributor of electrical equipment headquartered in Chicago, Illinois, from 1985 to 1987. From 1982 to 1985, Mr. Peifer was President and Chief Executive Officer of Bass & Company of Atlanta, Georgia. Mr. Peifer was a founder and served as a director of The Commercial Bank of Georgia from 1988 to 1996. Mr. Peifer has served as a director of PrimeSource of Dallas, Texas from 1989 to the present. Mr. Peifer received a B.A. degree from Denison University in 1970 and an M.B.A. degree from the Kellogg School at Northwestern University.

BOARD CLASSIFICATION

         The Board is divided into three classes, with directors serving staggered three-year terms, expiring at the annual meeting of stockholders in 1999, 2000 and 2001, respectively. At each annual meeting of stockholders, one class of directors will be elected for a full term of three years to succeed that class of directors whose terms are expiring. Mr. Singer has the right to designate up to two directors of the Company. See "Certain Transactions."

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board, which held a total of 9 meetings and acted on [           ]
occasions by unanimous written consent during the fiscal year ended December 31, 1998, has the responsibility for establishing broad corporate policies and for the overall performance of the Company. The Board has established an Audit Committee and a Compensation Committee, each of which consists solely of independent directors, to assist it in carrying out its duties.

         The Audit Committee is responsible for recommending to the Board the selection of the independent certified public accountants, reviewing the arrangements and scope of the independent audit, and reviewing all financial statements. Messrs. Jones, Kurzweil and Peifer comprise the membership of the Audit Committee, with Mr. Peifer serving as the Chairman. The Audit Committee held a total of 2 meetings during the fiscal year ended December 31, 1998.

         The Compensation Committee is responsible for making recommendations to the Board concerning executive compensation, including base salaries, bonuses and criteria for their award, stock option plans, stock option grants and other benefits. The Compensation Committee also administers the Company's 1996 Long-Term Incentive Plan and Amended and Restated 1996 Non-Employee Directors' Stock Plan. Messrs. Jones, Kurzweil and Peifer comprise the membership of the Compensation Committee, with Mr. Kurzweil serving as the Chairman. The Compensation Committee held a total of [2] meetings and acted on 2 occasions by unanimous written consent during the fiscal year ended December 31, 1998.

DIRECTOR COMPENSATION

         Directors who are also employees of the Company or one of its subsidiaries will not receive additional compensation for serving as directors. Under the Company's current compensation policy, non-employee directors will receive an annual retainer of $2,000, plus a $1,000 fee for attending each meeting of the Board and each Board committee meeting. Such cash fees may, at the election of the director, be paid instead in the form of shares of Common Stock or options to purchase shares of Common Stock, or be deferred in the form of "deferred shares," under the Company's Amended and Restated 1996 Non-Employee Directors' Stock Plan. In addition, under such plan, each non-employee director will automatically receive an option to acquire, at the then current market price, a specified number of shares of Common Stock (currently 10,000 shares) upon such person's initial election as a director, and, subject to a limited exception, an annual option to acquire, at the then current market price, a specified number of shares (currently 5,000 shares) at each annual meeting of the Company's stockholders thereafter at which such director is re-elected or remains a director. Directors also will be reimbursed for out-of-pocket expenses incurred in attending meetings of the Board or committees thereof, in their capacity as directors. The Board will periodically review and may revise the compensation policies for non-employee directors.

ITEM 11. EXECUTIVE COMPENSATION

         The Company was incorporated in July 1996, conducted no significant operations and generated no revenue prior to the consummation of the IPO and did not pay any of its executive officers compensation during 1996, except for Mr. Robbins whose employment commenced on November 25, 1996.

         Each of Messrs. Singer, Kang, Sessions, Karl and Robbins has entered into an employment agreement with the Company providing for an annual salary of $225,000. The employment agreements of Messrs. Singer, Kang, Karl and Robbins expire in February 2003 and the employment agreement of Mr. Sessions expires in April 2001. Mr. Krieger has entered into an employment agreement with the Company, providing for an annual salary of $162,500. Mr. Krieger's employment agreement expires in January 2001. Effective as of the expiration of the initial terms and as of each of the anniversary dates thereof, the terms for each of the employment agreements shall be extended automatically for an additional 12-month period on the same terms and conditions existing at the time of renewal unless, not later than two months prior to each such respective date, the Company shall have given notice to the employee that the terms shall not be so extended. Each of the employment agreements provides that, in the event of a termination of employment by the Company without cause (other than upon the death or disability of the employee) or by the employee for good reason (including a notice of termination by such employee following a change of control of the Company, as defined in the employment agreement, or the non-renewal of the employment agreement by the Company), the employee shall be entitled to severance payments equal to the employee's base salary as in effect immediately prior to such termination over the longer of the then-remaining term or 24 months (the "Severance Period"). The employee will also be entitled to coverage under the group medical care, disability and life insurance benefit plans or arrangements in which the employee is participating at the time of termination, for the continuation of the Severance Period, provided that the employee does not have comparable substitute coverage from another employer. Each employment agreement contains a covenant not to compete with the Company during the period of employment, as well as during the Severance Period, without the prior approval of the Board.

         The following table shows remuneration paid or accrued since the Company's inception to the Chief Executive Officer and to each of the four most highly compensated executive officers of the Company other than the Chief Executive Officer whose total annual salary and bonus during the fiscal year ended December 31, 1998 exceeded $100,000 (the "Named Executive Officers") for services in all capacities while they were employees of the Company, and the capacities in which the services were rendered.

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM COMPENSATION
                                                                                       ----------------------------
                                                           ANNUAL COMPENSATION         RESTRICTED        SECURITIES
                                                          ----------------------         STOCK           UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR         SALARY          BONUS        AWARDS ($)          OPTIONS
---------------------------                  ----         ------          ------       ----------          -------
Michael A. Singer........................    1998       $ 150,000             --           --                --
  Chief Executive Officer                    1997       $ 141,269             --           --                --

John H. Kang.............................    1998       $ 150,000             --           --            10,000 shares
  President                                  1997       $ 139,126             --           --                --

John P. Sessions.........................    1998       $ 150,000                        69,789          15,000 shares
  Vice President and Chief Operating         1997       $  90,115                                       100,000 shares
  Officer

Lee A. Robbins...........................    1998       $ 150,000             --                         15,000 shares
  Vice President, Treasurer and Chief        1997       $ 150,000             --                        120,000 shares
  Financial Officer                          1996       $  12,500             --                             --

Frederick B. Karl, Jr....................    1998       $ 150,000             --                         15,000 shares
  Vice President and General Counsel         1997       $ 155,969       $ 10,000                        140,000 shares

         The following table sets forth the stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                  % OF                                 POTENTIAL REALIZED VALUE
                                                  TOTAL                                   AT ASSUMED ANNUAL
                                                 OPTIONS                                 RATES OF STOCK PRICE
                                NUMBER          GRANTED TO                                 APPRECIATION FOR
                             OF SECURITIES      EMPLOYEES                                   OPTION TERM
                              UNDERLYING        IN FISCAL      EXERCISE   EXPIRATION    -----------------------
NAME                        OPTIONS GRANTED        YEAR         PRICE        DATE          5%            10%
----                        ---------------       ------        -----        ----       --------      ---------
Michael A. Singer.......          --                --           --           --
John H. Kang............     10,000 shares         2.4%        $17.875      9/03/08     $112,415       $284,881
John P. Sessions........      5,000 shares         1.2%        $29.5625     4/30/08     $ 92,958       $235,575
                             10,000 shares         2.4%        $17.875      9/03/08     $112,415       $284,881
Lee A. Robbins..........      5,000 shares         1.2%        $29.5625     4/30/08     $ 92,958       $235,575
                             10,000 shares         2.4%        $17.875      9/03/08     $112,415       $284,881
Frederick B. Karl, Jr...      5,000 shares         1.2%        $29.5625     4/30/08     $ 92,958       $235,575
                             10,000 shares         2.4%        $17.875      9/03/08     $112,415       $284,881


         The following table sets forth information concerning aggregated options exercises in the fiscal year ended December 31, 1998 and the number and value of unexercised options held by each of the Named Executive Officers at December 31, 1998.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                             NUMBER OF
                                                                             SECURITIES               VALUE OF
                                                                             UNDERLYING              UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                  SHARES ACQUIRED          VALUE              OPTIONS                 OPTIONS/
                                    ON EXERCISE          REALIZED            AT FISCAL                AT FISCAL
                                        (#)                 ($)             YEAR-END (#)             YEAR-END($)
                                 ------------------   ---------------   --------------------   -----------------------
                                                                          EXERCISABLE (E)/        EXERCISABLE (E)/
NAME                                                                     UNEXERCISABLE (U)        UNEXERCISABLE (U)
                                                                        --------------------   -----------------------
Michael A. Singer.............           --                 --                 --/--                     --/--
John H. Kang..................           --                 --                 --/10,000         $       --/$  135,000
John P. Sessions..............           --                 --             51,250/63,750         $1,021,016/$1,160,547
Lee A. Robbins................           --                 --             61,250/73,750         $1,224,766/$1,612,656
Frederick B. Karl, Jr.........      7,000 shares         $112,513          64,250/83,750         $1,186,844/$1,550,776

1996 LONG-TERM INCENTIVE PLAN

         In September 1996, the Board and the Company's stockholders approved the Company's 1996 Long-Term Incentive Plan (the "Plan"). The maximum number of shares of Common Stock subject to outstanding awards could not exceed the greater of 2,000,000 shares or 10% of the aggregate number of shares of Common Stock issued and outstanding under the Plan as originally approved. In June 1998, the referenced 10% limitation was raised to 12% of the aggregate number of shares of Common Stock issued and outstanding. Awards may be settled in cash, shares, other awards or other property, as determined by the Compensation Committee. The number of shares reserved or deliverable under the Plan and the annual per-participant limit is subject to adjustment in the event of stock splits, stock dividends and other extraordinary corporate events. The purpose of the Plan is to provide executive officers (including directors who also serve as executive officers), key employees, consultants and other service providers with additional incentives by enabling such persons to increase their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; (v) bonus shares and awards in lieu of Company obligations to pay cash compensation; and (vi) other awards the value of which is based in whole or in part upon the value of the Common Stock. Upon a change of control of the Company (as defined in the Plan), certain conditions and restrictions relating to an award with respect to the exercisability or settlement of such award will be accelerated.

         The Compensation Committee administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards (including exercise prices, vesting and forfeiture conditions, performance conditions and periods during which awards will remain outstanding). The number of shares deliverable upon exercise of ISOs is limited to 500,000, and the number of shares deliverable as nonperformance based restricted stock and deferred stock is limited to 500,000. Shares of Common Stock that are attributable to awards that have expired, terminated or been canceled or forfeited or otherwise terminate without delivery of shares are available for issuance or use in connection with future awards. The Plan also provides that no participant may be granted in any calendar year awards settleable by delivery of more than 250,000 shares, and limits payments under cash-settled awards in any calendar year to an amount equal to the fair market value of that number of shares.

         The Company generally will be entitled to a tax deduction equal to the amount of compensation realized by a participant through awards under the Plan, except (i) no deduction is permitted in connection with ISOs if the participant holds the shares acquired upon exercise for the required holding periods; and
(ii) deductions for some awards could be limited under the $1 million deductibility cap of Section 162(m) of the Internal Revenue Code, as amended. This limitation, however, should not apply to awards granted under a plan during a grace period of up to three years following the IPO, and should not apply to certain options, SARs and performance-based awards granted thereafter if the Company is in compliance with certain requirements under Section 162(m).

         The Plan will remain in effect until terminated by the Board. The Plan may be amended by the Board without the consent of the stockholders of the Company, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted.

         Options granted under the Directors' Plan will have an exercise price per share equal to the fair market value of a share at the date of grant. Options will expire at the earlier of 10 years after the date of grant or one year after termination of service as a director. Options will become exercisable one year after the date of grant, subject to acceleration by the Board, and will be forfeited upon termination of service as a director for reasons other than death or disability unless the director served for at least 11 months after the date of grant or the option was otherwise exercisable at the date of termination. In addition, the Directors' Plan permits non-employee directors to elect to receive, in lieu of directors' fees, shares, options or credits representing "deferred shares" to be settled at future dates, as elected by the director. The number of shares, options or deferred shares received will be equal to the number of shares which, at the date the directors' fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees. Each "deferred share" will be settled by delivery of a share of Common Stock at such time as may have been elected by the director prior to the deferral.

AMENDED AND RESTATED 1996 NON-EMPLOYEE DIRECTORS' STOCK PLAN

         The Company's Amended and Restated 1996 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board and approved by the Company's stockholders as of September 1996, provides for the automatic grant to each non-employee director of an initial option to purchase 10,000 shares upon such person's initial election as a director. In addition, the Directors' Plan provides for an automatic annual grant to each non-employee director of an option to purchase 5,000 shares at each annual meeting of stockholders following the IPO, provided, however, that a director will not be granted an annual option if he or she was granted an initial option during the preceding two months. The number of shares to be subject to initial or annual options granted may be altered by the Board. A total of 250,000 shares are reserved for issuance under the Directors' Plan. The number of shares reserved, as well as the number to be subject to automatically granted options, will be adjusted in the event of stock splits, stock dividends and other extraordinary corporate events.

         Options granted under the Directors' Plan will have an exercise price per share equal to the fair market value of a share at the date of grant. Options will expire at the earlier of 10 years after the date of grant or one year after termination of service as a director. Options will become exercisable one year after the date of grant, subject to acceleration by the Board, and will be forfeited upon termination of service as a director for reasons other than death or disability unless the director served for at least 11 months after the date of grant or the option was otherwise exercisable at the date of termination. In addition, the Directors' Plan permits non-employee directors to elect to receive, in lieu of directors' fees, shares, options or credits representing "deferred shares" to be settled at future dates, as elected by the director. The number of shares, options or deferred shares received will be equal to the number of shares which, at the date the directors' fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees. Each "deferred share" will be settled by delivery of a share of Common Stock at such time as may have been elected by the director prior to the deferral.

         During the fiscal year ended December 31, 1998, Messrs. Jones, Kurzweil, Mehrlich and Peifer were granted stock options to purchase 7,000 shares each on June 9, 1998. The stock options have an exercise price of $29.00 per share, the fair market value on the date of grant, and fully vest on June 9, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 27, 1999 regarding the beneficial ownership of the Common Stock of the Company by (i) each person known to beneficially own more than 5% of the outstanding 22,369,727 shares of Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers; and (iv) all of the Company's directors and executive officers as a group. Each person listed below has an address in care of the Company's principal executive offices, except as otherwise indicated, and has sole voting and investment power with respect to his shares unless otherwise indicated.

                                                                                        SHARES BENEFICIALLY OWNED
                                                                                        -------------------------

NAME                                                                                    NUMBER             PERCENT
----                                                                                    ------             -------
Michael A. Singer(1).......................................................            5,895,000             26.4%
John H. Kang(2)............................................................              518,114              2.3%
Lee A. Robbins(3)..........................................................               68,750               *
John P. Sessions(4)........................................................               64,616               *
Frederick B. Karl, Jr.(5)..................................................               61,250               *
Franklyn M. Krieger(6).....................................................                5,000               *
Courtney F. Jones(7).......................................................               34,000               *
Raymond Kurzweil(7)........................................................               24,000               *
Richard W. Mehrlich(8).....................................................            1,812,783              8.1%
Chris A. Peifer(9)(10).....................................................              162,636               *
All directors and executive officers as a group (10 persons)...............            8,646,149             38.2%


------------

(1) Includes 5,870,000 shares owned by MAS 1997 Family Limited Partnership, 20,000 shares held by MDDS Ltd. and 5,000 shares held by Michael A. Singer, custodian for Durga Singer UGMA/FL.
(2) Includes 2,500 shares underlying options which are exercisable. Does not include 7,500 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.
(3) Includes 63,750 shares underlying options which are exercisable. Does not include 71,250 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.
(4) Includes 10,866 of the 50,000 shares of Common Stock awarded to Mr. Sessions on April 18, 1997, the date of the execution of his employment agreement with the Company, which share award vests in six equal annual installments beginning on January 30, 1998, and 53,750 shares underlying options which are exercisable. Excludes 33,334 shares awarded to Mr. Sessions on April 18, 1997 and 61,250 shares issuable in connection with options which are not exercisable within 60 days of the date hereof.
(5) Includes 60,750 shares underlying options which are exercisable. Does not include 81,250 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.
(6) Includes 5,000 shares underlying options which are exercisable. Excludes 12,500 shares issuable in connection with options that are not exercisable within 60 days of the date hereof.
(7) All shares are shares underlying options which are exercisable or exercisable within 60 days of the date hereof. (8) Includes 1,660,000 shares held directly, 63,914 shares held through Professional Management Systems, Inc. ("PMSI"), of which Mr. Mehrlich is the majority shareholder, 81,869 shares held by Mr. Mehrlich's spouse who shares the same household and 7,000 shares underlying options which are exercisable within 60 days of the date hereof.

(9) Includes 97,077 shares held directly, 13,853 shares held by the Katherine Peifer Trust, 13,853 shares held by the Sarah Peifer Trust, 13,853 shares held by the Christopher Peifer Trust and 24,000 shares underlying options which are exercisable within 60 days of the date hereof.
(10) Mr. Peifer acquired 51,636 of the 162,636 beneficially owned shares in connection with the Company's acquisition of Medical Manager Southeast, Inc., which was one of the Founding Companies.


-------------------------------
*        Less than 1%


ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

ORGANIZATION OF THE COMPANY

         In connection with the Mergers, Messrs. Singer, Kang, Mehrlich and Peifer, who were the stockholders of the Founding Companies, agreed not to compete with the Company for five years commencing February 4, 1997.

         Also in connection with the Mergers, the Company has agreed that for so long as Mr. Singer beneficially owns at least 10% of the issued and outstanding Common Stock of the Company, Mr. Singer will have the right to designate two individuals to serve as directors on the Board if the Board consists of six or more members and one individual to serve as a director if the Board consists of five or fewer members. Since the Board currently consists of seven members, Mr. Singer has the right to designate two members of the Board.

CERTAIN INDEBTEDNESS

         Upon consummation of the IPO, MMR&D elected to terminate its S Corporation status. In connection therewith, the Company delivered a note payable to Mr. Singer, as the sole stockholder of MMR&D, in the amount of $693,000 for dividends equal to the estimated balance in the S Corporation's accumulated deficit account as of February 4, 1997. The note accumulated interest at the rate of 5.85% per annum and [was repaid in April 1998].

REAL ESTATE AND OTHER TRANSACTIONS

         MMR&D leases property in Alachua, Florida that is owned by a company controlled by Mr. Singer and a member of his family. MMR&D is responsible for all real estate taxes, insurance and maintenance relating to the property. The term of the lease is through March 31, 2004. The lease commenced on April 1, 1996 and provides for annual rentals of approximately $550,000. The Company believes that the rent for such property does not exceed the fair market rental value thereof.

COMPANY POLICY

         The Company intends that any transactions with executive officers, directors and holders of more than 5% of the Common Stock will be approved by a majority of the Board, including a majority of the disinterested members of the Board.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of May, 1999.

                                          MEDICAL MANAGER CORPORATION

                                          By:     /s/ MICHAEL A. SINGER
                                            ------------------------------------
                                                     Michael A. Singer
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amended Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ MICHAEL A. SINGER                  Chairman of the Board and Chief    May 18, 1999
-----------------------------------------------------    Executive Officer (Principal
                  Michael A. Singer                      Executive Officer)

                 /s/ LEE A. ROBBINS                    Vice President and Chief           May 18, 1999
-----------------------------------------------------    Financial Officer (Principal
                   Lee A. Robbins                        Financial and Accounting
                                                         Officer)

                  /s/ JOHN H. KANG                     President; Director                May 18, 1999
-----------------------------------------------------
                    John H. Kang

             /s/ FREDERICK B. KARL, JR.                Vice President and General         May 18, 1999
-----------------------------------------------------    Counsel; Director
               Frederick B. Karl, Jr.

               /s/ RICHARD W. MEHRLICH                 Director                           May 18, 1999
-----------------------------------------------------
                 Richard W. Mehrlich

                 /s/ CHRIS A. PEIFER                   Director                           May 18, 1999
-----------------------------------------------------
                   Chris A. Peifer